Form 10QSB
period 1999-07-30
POWERSOURCE CORP
filed 1999-11-03
CIK 1076564

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ---------------------
                                    Form 10QSB
                              ---------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of1934


For Quarter Ending June 30, 1999
Commission File Number 001-15071



                             PowerSource Corporation

                 (Name of Small Business Issuer in its charter)

                              ---------------------

         Nevada                                          61-1180504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



3660 Wilshire Boulevard, Suite 1104
Los Angeles, California                                          90010
(Address of principal executive office)                       (Zip Code)

                                 (213) 383-4443
                         (Registrant's Telephone Number)

Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.

Yes   *                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Weighted Number of shares are 5,480,761 of common stock, no par value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based on orders, estimated cost savings and savings that may be generated from restructuring. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risk and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.


     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report of Form 10-QSB.


Part I. Financial Information

Quarter Ended  June 30, 1999


                                     GENERAL


     The following financial information is submitted in response to the requirements of FORM 10-QSB and does nor purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the period indicated.

     The results of operations for the quarter ended as stated above are not necessarily indicative of results to be expected for the entire year ending fiscal year ending December 31st.

Item 1.                         Financial Statements

     The balance sheet of PowerSource Corp. (the "Company") as of the Quarter stated above, and the related statement of income and changes in financial position and note thereto are incorporated herein by reference to the Company's quarterly report.

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations
---------------------

     For the quarter revenues totaled $210,000. This represents an increase from zero revenues from the previous quarter. Expenses this quarter totaled $263,219, which translates to a loss from operations this quarter of $53, 219. This loss is due primarily from the expenditures in personnel, software, and computer equipment to prepare for expected increased future customer sales.

Liquidity and Capital Resources
---------------------------------

     The Company has access to a Letter of Credit of $26,000 to be placed with Banker Trust, (a U.S. Bank), as trustee for the benefit of the Automated Power Exchange, Inc. At this time there are no borrowing against the line.

Inflation
---------

     The rate of inflation does not have a material impact of the Company's results of operations and is not expected to have much of an impact in the future. The primary cost component in goods sold to customers subject to inflationary pressures is electrical power. The contract the Company has with its customers is that these costs are automatically passed along to the end-use customers as the Company incurs them.

Part II.  Other Information

Item 1.           Legal Proceedings - None

Item 2.           Change in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a vote of Security Holders - None

Item 5.           Other Information

Other Information
------------------

     The Company was approved for trading by the NASD and opened at $5.37 before closing at $5.00 per share on June 30, 1999 on very little volume.

Item 6.     Exhibit      EX-27




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POWERSOURCE CORPORATION


/s/ E. Douglas Mitchell
----------------------
E. Douglas Mitchell
President

/s/ Roman Gordon
----------------------
Roman Gordon
Chairman of Board

Dated:  November 01, 1999
Los Angeles, California

                             Powersource Corporation

                                  BALANCE SHEET

                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)


          ASSETS

                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --

      CURRENT ASSETS:

      Cash and cash equivalents ..................     $ 29,826              620
      Accounts receivable ........................      182,100          199,500
      Letter of credit ...........................       26,000           26,000
                                                         ------           ------
                Total current assets .............      237,926          226,120

      EQUIPMENT, FIXTURE AND FURNITURE:                  58,543            8,640



      OTHER ASSETS:

      Organization expenses ......................        3,500            4,000
      Investment in oil and gas properties .......      535,000          535,000
      Deferred interest ..........................       20,368                -
                                                        -------
                Total other assets ...............      558,868          539,000
                                                        -------          -------

                                                       $855,337         $773,760
                                                       ========         ========

                             Powersource Corporation

                                   BALANCE SHEET

                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --
 CURRENT LIABILITIES:


   Accounts payable .............................    $  29,527         $  36,028
   Payroll tax payable ..........................          596               542
   Income tax payable ...........................            -               800
   Interest payable .............................        8,400             5,600
   Notes payable - Computer System (Current Portion)    21,289                 -
                                                        ------            ------
   Total current liabilities ....................       59,812            42,170

 LONG-TERM LIABILITIES

   Notes payable - Computer System
  (Net of current portion)  .....................       53,222                 -
   Notes payable ................................       93,700                 -

   Total long-term liabilities ..................      146,922                 -

 STOCKHOLDER'S EQUITY:

   Common stock, par value $ .001,
   50,000,000 shares authorized, 5,408,161
   shares issued and outstanding including ......       5 ,408             5,408

   Paid-in Capital in excess of par value .......      221,959           128,781
   Preferred stock, par value $ 100
   5,350 shares issued and outstanding ..........      535,000           535,000
   Retained earnings (accumulated deficit) ......     (113,764)         (54,399)
                                                      --------         --------
   Total stockholder's equity ...................      648,603           614,790
                                                       -------

                                                     $ 855,337          $773,760
                                                      =========        =========

                             Powersource Corporation

                    STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                    JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --
    REVENUES:

          Net sales ............................   $   210,000       $   210,000

          Cost of sales.........................             0                 0
                                                             -                 -

        Total revenues .........................       210,000           210,000

    EXPENSES:

          Selling expenses .....................        17,889            26,911
          General and administrative expenses ..       245,330           231,088
                                                        ------            ------
               Total expenses ..................       263,330           257,999
                                                        ------            ------

               Loss from operation .............      (53,219)          (47,999)

    OTHER INCOME (LOSS) (EXPENSE)

           Interest expense ....................       (5,346)           (5,600)
                                                       ------            ------

    Income(loss) before provision for income taxes    (58,565)          (53,599)

    PROVISION FOR INCOME TAXES .................          800                800
                                                          ---                ---

           Net Income(loss) ....................      (59,365)          (54,399)

    ACCUMULATED DIFICIT - JANUARY 1, 1999 ......      (54,399)           (1,356)
                                                      -------           -------
    PRIOR PERIOD ADJUSTMENT ....................            -              1,356

    ACCUMULATED DIFICIT - END OF PERIOD ........    $(113,764)         $(54,399)
                                                    =========         =========

    Earnings (loss) per Common Share                   (0.021)           (0.010)
    WEIGHTED NUMBER OF SHARES OUTSTANDING            5,480,761         5,408,161

                             Powersource Corporation

                             STATEMENT OF CASH FLOWS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                          6/30/99       12/31/98
                                                          - -- --       -- -- -

    CASH FLOWS FROM OPERATING ACTIVITIVES:

    Net income .....................................    $  (59,365)  $  (54,399)
    Adjustment to reconcile net income to net
    cash provide (used) by operating activities:
    Amortization ...................................           500          1000
    Depreciation ...................................         7,076         2,024
    Decrease (increase) in:
    Accounts receivable ............................        17,400     (199,500)
    Note receivable ................................             -      (26,000)
    Deferred interest ..............................       (20,368)            -
    Organization expenses ..........................             -       (5,000)
    Increase (decrease) in)
    Accounts payable ...............................        (6,500)     (36,028)
    Payroll tax payable ............................            53           542
    Interest payable ...............................         2,800         5,600
    Income tax payable..............................          (800)          800
    Loan payable...................................         74,511             -
                                                             -----
    Net cash provided (used) by operating activities        15,307     (238,905)
                                                            ======       ======

    CASH FLOWS FROM INVESTING ACTIVITIES:

           Acquisition of assets ...................       (56,979)     (10,664)
           Investment in oil and gas property ......             -     (535,000)
                                                            -------      -------
    Net cash provided (used) by operating activities             -     (238,905)
    Net cash provided (used) by investing activities       (56,979)            -
                                                            -------     -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable ..................................       (22,300)      116,000
    Issuing common stock ...........................        61,065       134,189
    Issuing preferred stock ........................             -       535,000
    Additional paid in capital .....................        93,178             -
                                                            ------
    Net cash provided (used) by financing activities        70,878       785,189

    NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS      29,206           620

    CASH AND CASH EQUIVALENTS - JANUARY 1, 1999 ....           620             -
                                        --- ----               ---

    ASH AND CASH EQUIVALENTS - END OF PERIOD .......    $   29,826           620
                                                            ===             ===


                             Powersource Corporation

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


AS OF DECEMBER 31, 1998 AND 1997
--------------------------------

                                                                 COMMON           PAID-IN
                                                                  STOCK          CAPITAL IN   PREFERRED    RETAINED
                                                         SHARES        AMOUNT   EXCESS OF PAR   STOCK      EARNINGS       TOTAL
                                                         ------        ------   -------------   -----      --------       -----

       Balance January 1, 1998 ......................   1,356,000   $    1,356   1,268,475              $(1,698,336)     $(1,356)


       Forgivness of Due to parent company ..........                   (1,356) (1,268,475)               1,698,338      428,505
                                                                                             ----------  ----------   ----------
 BALANCE ON DECEMBER 31,1997.........................   1,356,000        1,356                          $    (1,356) $          0

       Founders shares issued May 12, 1998..........    3,642,004        3,642       --              --         --            --

       Sales of option shares pursuant to ...........
       Re organization agreement: Feb. 12, 1998 .....     169,157          169   $   42,310          --         --         42,479
                                                                                             ----------  ----------   ----------

       Sale of 5,350 shares pursuant to
       Re organization agreement: Feb. 12,1998 ......                     --           --    $  535,000                  535,000
                                                                                             ----------  ----------   ----------

       Sales of additional option shares from Sep. 16
       Through Dec. 31, 1998                              241,000          241       86,471                               86,712



       Prior period adjustment ......................                                                         1,356        1,356

       Net income ...................................       --              --       --            --       (53,599)     (53,599)


  BALANCE ON DECEMBER 31, 1998 ......................   5,408,161   $    5,408   $  128,781  $  535,000  $  (54,399)  $  614,790

                                                        =========   ==========   ==========  ==========  ==========   ==========

AS OF JUNE 30, 1999
-------------------


       Balance January 1, 1999 ......................   5,408,161   $    5,408       128,781     535,000   $(54,399)   $ 614,790

       Changes in paid in capital....................      72,600           72        61,065                              61,065


              Net loss ..............................          --       --       --            --           (59,365)     (59,365)


  BALANCE ON DECEMBER 31, 1998 ......................   5,480,761   $    5,480   $   189,846  $  535,000  $(113,764)   $ 616,490

                                                         =========   ==========    ==========  ==========  ==========  ==========

                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Reporting Entity
      ----------------
PowerSource Corporation (a Nevada Corporation), formerly known as American Gas Corporation, was originally formed in March of 1990. PowerSource Corporation is registered electric service provider and through the assistance of certain other companies, has procured permits to provide electric service to residential, commercial and industrial customers located in the state of California.

      Use of Estimates
      ----------------
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

      Property and Equipment
      ----------------------
Property and equipment are stated at cost. Depreciation is provided principally on the straight- line method over cost recovery periods prescribed by Internal Revenue Service, which approximated the useful lives of the assets. The estimated useful lives are as follows:

      Machinery and equipment .....................     5 - 15 years
      Furniture and fixtures ......................     7 years
      Computer equipment and software..............     5 years
      Vehicles and automotive equipment............     7 years

Leasehold improvements are amortized by the straight-line method over a period of 31.5 years for book and tax purposes. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterment are capitalized.

      Organization Expenses
      ---------------------
Organization expenses include legal fees, licensing fees, and certain other organization costs, which will be amortized using the straight-line method over a period of five years.

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

     INCOME TAXES
     ------------
The Company recognizes the tax effect of transactions in the year in which such transactions enter into determination of net income regardless of when they are reported for tax purposes. The Company has adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) in computing deferred income taxes. Deferred income taxes, when shown, result primarily from different depreciation methods for book and tax purposes.

2 LETTER OF CREDIT

As a requirement to provide electricity, Senator Associates Ltd, (a Hungarian corporation) on behalf of the Company executed, and delivered a Letter of Credit in the sum of $26,000 to be placed with Bankers Trust, (a U.S. bank), as trustee for the benefit of Automated Power Exchange Inc. This amount is used to recover for any unpaid balance in the event that the Company defaults in its payment. This amount cannot be drawn as long as the Company is in business with Automated Power Exchange Inc.

3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following

                                         6/30/99       12/31/98
                                         - -- --       -- -- --

    Furniture and Fixtures .......     $  8,758        $  1,906
    Office Equipment .............       58,885           8,758
                                         ------          ------
         TOTAL                           67,643          10,664

    Less: Accumulated depreciation       (9,100)         (2,024)
                                         ------          ------
         TOTAL                         $ 58,543        $  8,640
                                       ========        ========

4 INVESTMENT IN OIL AND GAS PROPERTIES

In February 1998, PowerSource Ltd. (a Nevada Corporation) entered into a plan of reorganization with American Gas Corporation (a Nevada Corporation), then a wholly owned subsidiary of Kensington International Holding Corporation AKA The Kensington Company, Inc. (a Minnesota Corporation and referred to hereinafter as "Kensington" ), a fully reporting public company. Kensington retained fifteen (15%) percent (200,000 shares of the then issued common stocks) and was granted 5,350 shares of American Gas Corporation's series A, $100 par value, preferred stock. The series A preferred stock is convertible to common stock, in five years, at $10 per share. On May 12, 1998, American Gas Corporation's name was changed to PowerSource

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

4 INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

corporation and became the Company. The acquisition was accounted for under the purchase method of accounting. As of the date of acquisition, the Company has recorded an investment in oil and gas properties as follows:

                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --

    Equipment ...................................      $300,000         $300,000
    Pipelines ...................................       200,000          200,000
    Rights of Way................................        35,000           35,000
       Total                                           $535,000         $535,000

This value has been estimated by an appraisal and management of the Company and its realization is contingent upon the Company's investment of about $100,000 as stated below in note (7) commitments. To date the Company has not invested any funds and has not entered into any contract for the proposed improvement.

5 COMMON STOCK WARRANTS

PowerSource Corporation has a total of four class of common stock warrants. The warrants range in exercise prices from $.10 per share to $6.50 per share and expire anywhere from 60 days from the date of issue through July 1, 1999.

6 NOTES PAYABLE
     Notes payable as of March 31, 1999 consisted of the following:

                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --
 Note payable to Senator Associates, Ltd.
 is unsecured with interest as 7%, all interest
 and principal due on Septemeber 10, 1999 .....   $  67,700.00      $  80,000.00
 Letter of credit from Bankers Trust ..........      26,000.00         26,000.00
 Note payable to German Teitelbaum ...........               -         10,000.00
    Total                                         $  93,700.00        116,000.00
                                                        ======             =====

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)



7 LONG TERM NOTES PAYABLE

     Note payable to Comprehensive Leasing  $1774.08
     per month plus interest accrued at 29.07% collaterized
     by computer system with a net book value of
      $60,713.47
                                                        6/30/99         12/31/98
                                                        - -- --         -- -- --

                                                $       74,511                 -

     Less amount due within one year                    21,289                 -
                                                      --------           -------


                                                $       53,222                 -
                                                       =======           =======



8 COMMITMENTS

The management has committed to invest an estimated amount of $100,000 on the Rosewood gas field to bring the lease and easement current, clean and repair the wells and pipelines, install a new compressor and reconnect to the Texas Gas Pipeline.

The company currently pays $2,104 per month. The lease, including options, extends through March 31, 2000.

Future minimum payments under the lease as of March 31, 1999, are as follows:

                                                          6/30/99       12/31/98
                                                          - -- --       -- -- --

     Period ending     December 31, 1999               $  12,624         $25,248
                       March 31, 2000                      6,312           6,312
                                                           -----           -----
                       Total                           $  18,936        $ 31,560
                                                         =======         =======

                             Powersource Corporation

                            SUPPLEMENTARY INFORMATION

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                             Powersource Corporation

                          SCHEDULE 1 - SELLING EXPENSES

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                 6/30/99          12/31/98
                                                    - -- --       -- -- --
                                                                 Percent of
                                                 Amount          Net Sales
                                                 ------            ------
    Automated Power Exchange .............
    Advertising ...........................     $ 4,988              2.61%
    Entertainment & travel ................       7,552              5.91%
                                                  -----

      TOTAL ...............................     $17,889             10.89%
                                                =======            =======

                             POWERSOURCE CORPORATION

                SCHEDULE 2 - GENERAL AND ADMINISTRATIVE EXPENSES

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     6/30/99                        12/31/98
                                     - -- --                         -- -- --


                                         Percent of                  Percent of
                               Amount    Net sales          Amount    Net sales
                         -------------------------         ---------------------


Alamr & Security            $       100     0.05%      $        -             -
Amortization expense                500     0.24%           1,000          0.48%
Auto expenses                     4,112     1.96%           1,332          0.63%
Bank charges                        760     0.36%             959          0.46%
Computer expense                  1,635     0.78%           1,346          0.64%
Consulting fee                   38,678    18.42%          29,955         14.26%
Depreciation                      7,076     3.37%           2,024          0.96%
Dues & subscriptions              4,891     2.33%             383          0.18%
Gifts                               446     0.21%               -             -
Insurance                         1,836     0.87%             846          0.40%
Lease-equipment                     150     0.07%               -             -
Legal & professional services     5,478     2.61%          90,130         42.92%
License & permits                   972     0.46%           3,080          1.47%
Marketing                           964     0.46%               -             -
Office expenses                   2,596     1.24%           1,005          0.48%
Office supplies                   3,696     1.76%           3,141          1,50%
Outside service                  68,842    32.78%          26,900         12.81%
Parking                           2,218     1.06%           2,410          1.15%
Postage and delivery              4,607     2.19%           5,827          2.77%
Printing and reproductions       10,602     5.05%          21,789         10.38%
Professional service             27,353    13.03%               -             -
Penalty                             182     0.09%               -             -
Repair & maintenance              2,473     1.18%             250          0.12%
Rent                             15,030     7.16%          19,275          9.18%
Salaries-Office                  11,337     5.40%           9,023          4.30%
Salaries-Officers                15,125     7.20%               -             -
Taxes-Business                      311     0.15%               -             -
Taxes-Payroll                     3,902     1.86%             668          0.32%
Telephone                         9,153     4.36%           9,745          4.64%
Wire fee                            305     0.15%               -             -



         TOTAL            $     245,330   116.82%      $  231,088        110.04%
                               ========  ========        ========      ========