Form 10QSB
period 1999-09-30
POWERSOURCE CORP
filed 1999-11-12
CIK 1076564

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ---------------------
                                    Form 10QSB
                              ---------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of1934


For Quarter Ending September 30, 1999
Commission File Number 001-15071



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

Quarter Ended  September 30, 1999


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

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations
---------------------

     For the quarter revenues totaled $450k. This represents an increase over $210k revenues from the previous quarter of 1999. Expenses this quarter totaled $413,350, which translates to a income from operations this quarter of $36,650. This revenue resulting from the marketing territory sale.

Liquidity and Capital Resources
---------------------------------

     PowerSource has successfully obtained a surety bond needed to satisfy Automated Power Exchange requirements for purchasing power in California.

On September 9, 1999 a bond for $150,000 was obtained from Frontier Pacific Insurance Company. In addition,the Company is negotiating with Prestige Capital Corporation in obtaining line of credit over $2,000,000 against accounts receivables.

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

Item 5.           Other Information - None

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


POWERSOURCE CORPORATION


/s/ E. Douglas Mitchell
----------------------
E. Douglas Mitchell
President

/s/ Roman Gordon
----------------------
Roman Gordon
Chairman of Board

Dated:  November 11, 1999
Los Angeles, California

                             Powersource Corporation

                                  BALANCE SHEET

                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)


          ASSETS

                                                        9/30/99         12/31/98
                                                        - -- --         -- -- --

      CURRENT ASSETS:

      Cash and cash equivalents ..................     $  2,337              620
      Accounts receivable ........................      349,260          199,500
      Letter of credit ...........................            -           26,000
      Other receivable ...........................          365                -
                                                         ------           ------
                Total current assets .............      351,962          226,120

      EQUIPMENT, FIXTURE AND FURNITURE:                  57,848            8,640



      OTHER ASSETS:

      Organization expenses ......................        3,250            4,000
      Investment in oil and gas properties .......      535,000          535,000
      Deferred interest ..........................       18,841                -
                                                        -------
                Total other assets ...............      557,091          539,000
                                                        -------          -------

                                                       $966,901         $773,760
                                                       ========         ========

                             Powersource Corporation

                                   BALANCE SHEET

                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                        9/30/99         12/31/98
                                                        - -- --         -- -- --
 CURRENT LIABILITIES:


   Accounts payable .............................    $  34,105         $  36,028
   Payroll tax payable ..........................        1,152               542
   Income tax payable ...........................        7,683               800
   Interest payable .............................        9,800             5,600
   Loan Payable .................................          500                 -
   Notes payable - Computer System (Current Portion)    21,289                 -
                                                        ------            ------
   Total current liabilities ....................       74,579            42,970

 LONG-TERM LIABILITIES

   Notes payable - Computer System ..............       49,674                 -
   Notes payable ................................       67,700           116,000
                                                        ------           -------

   Total long-term liabilities ..................      117,374           116,000

 STOCKHOLDER'S EQUITY:

   Common stock, par value $ .001,
   50,000,000 shares authorized, 5,408,761
   shares issued and outstanding including ......       5 ,408             5,408

   Paid-in Capital in excess of par value .......      269,046           128,781
   Preferred stock, par value $ 100
   5,350 shares issued and outstanding ..........      535,000           535,000
   Retained earnings (accumulated deficit) ......      (34,506)         (54,399)
                                                      --------         --------
   Total stockholder's equity ...................      774,948           614,790
                                                       -------

                                                     $ 966,901          $773,760
                                                      =========        =========

                             Powersource Corporation

                    STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                        9/30/99         12/31/98
                                                        - -- --         -- -- --
    REVENUES:

          Net sales ............................   $   450,000       $   210,000

          Cost of sales.........................             0                 0
                                                             -                 -

        Total revenues .........................       450,000           210,000

    EXPENSES:

          Selling expenses .....................        32,413            26,911
          General and administrative expenses ..       380,937           231,088
                                                        ------            ------
               Total expenses ..................       413,350           257,999
                                                        ------            ------

               Income from operation .............      36,650          (47,999)

    OTHER INCOME (LOSS) (EXPENSE)

           Interest expense ....................       (8,274)           (5,600)
                                                       ------            ------

    Income(loss) before provision for income taxes     28,376           (53,599)

    PROVISION FOR INCOME TAXES .................        8,483                800
                                                          ---                ---

           Net Income(loss) ....................        19,893          (54,399)

    ACCUMULATED DIFICIT - JANUARY 1, 1999 ......      (54,399)           (1,356)
                                                      -------           -------
    PRIOR PERIOD ADJUSTMENT ....................            -              1,356

    ACCUMULATED DIFICIT - END OF PERIOD ........    $ (34,506)         $(54,399)
                                                    =========         =========

    Earnings (loss) per Common Share                   (0.021)           (0.010)
    WEIGHTED NUMBER OF SHARES OUTSTANDING            5,480,761         5,408,161

                             Powersource Corporation

                             STATEMENT OF CASH FLOWS

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                          9/30/99       12/31/98
                                                          - -- --       -- -- -

    CASH FLOWS FROM OPERATING ACTIVITIVES:

    Net income .....................................    $   19,893  $   (54,399)
    Adjustment to reconcile net income to net
    cash provide (used) by operating activities:
    Amortization ...................................           750          1000
    Depreciation ...................................        11,114         2,024
    Decrease (increase) in:
    Accounts receivable ............................      (149,760)    (199,500)
    Note receivable ................................        26,000      (26,000)
    Deferred interest ..............................       (18,841)            -
    Organization expenses ..........................             -       (5,000)
    Other receivable ...............................          (365)            -
    Increase (decrease) in)
    Accounts payable ...............................        (1,922)     (36,028)
    Payroll tax payable ............................           608           542
    Income tax payable..............................         6,883           800
    Interest payable ...............................         4,200         5,600
    Loan payable...................................            550             -
                                                             -----
    Net cash provided (used) by operating activities     (100,890)     (238,905)
                                                            ======       ======

    CASH FLOWS FROM INVESTING ACTIVITIES:

           Acquisition of assets ...................       (60,322)     (10,664)
           Investment in oil and gas property ......             -     (535,000)
                                                            -------      -------
    Net cash provided (used) by operating activities       (60,322)    (545,664)
                                                             -------     -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable ..................................        22,664       116,000
    Issuing common stock ...........................             -       134,189
    Issuing preferred stock ........................             -       535,000
    Additional paid in capital .....................        140,265            -
                                                            ------
    Net cash provided (used) by financing activities        162,929      785,189

    NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS        1,717          620

    CASH AND CASH EQUIVALENTS - BEGINING OF YEAR ....           620            -
                                        --- ----               ---

    ASH AND CASH EQUIVALENTS - END OF YEAR...........    $    2,337          620
                                                               ===           ===


                             Powersource Corporation

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


AS OF DECEMBER 31, 1998 AND 1997
--------------------------------

                                                                 COMMON           PAID-IN
                                                                  STOCK          CAPITAL IN   PREFERRED    RETAINED
                                                         SHARES        AMOUNT   EXCESS OF PAR   STOCK      EARNINGS       TOTAL
                                                         ------        ------   -------------   -----      --------       -----

       Balance January 1, 1998 ......................   1,356,000   $    1,356   1,268,475              $(1,698,336)     $(1,356)


       Forgivness of Due to parent company ..........                   (1,356) (1,268,475)               1,698,338      428,505
                                                                                             ----------  ----------   ----------
 BALANCE ON DECEMBER 31,1997.........................   1,356,000        1,356                          $    (1,356) $          0

       Founders shares issued May 12, 1998..........    3,642,004        3,642       --              --         --            --

       Sales of option shares pursuant to ...........
       Re organization agreement: Feb. 12, 1998 .....     169,157          169   $   42,310          --         --         42,479
                                                                                             ----------  ----------   ----------

       Sale of 5,350 shares pursuant to
       Re organization agreement: Feb. 12,1998 ......                     --           --    $  535,000                  535,000
                                                                                             ----------  ----------   ----------

       Sales of additional option shares from Sep. 16
       Through Dec. 31, 1998                              241,000          241       86,471                               86,712



       Prior period adjustment ......................                                                         1,356        1,356

       Net income ...................................       --              --       --            --       (54,599)     (54,599)


  BALANCE ON DECEMBER 31, 1998 ......................   5,408,161   $    5,408   $  128,781  $  535,000  $  (54,399)  $  614,790

                                                        =========   ==========   ==========  ==========  ==========   ==========

AS OF SEPTEMBER 30, 1999
-------------------


       Balance January 1, 1999 ......................   5,408,161   $    5,408       128,781     535,000   $(54,399)   $ 614,790

       Changes in paid in capital....................      72,600           72       140,265                             140,265


              Net loss ..............................          --           --          --          --       19,893       19,893


  BALANCE ON SEPTEMBER 30, 1999 ......................   5,480,761   $    5,480   $   269,046  $  535,000  $ (34,506)   $ 774,948

                                                         =========   ==========    ==========  ==========  ==========  ==========

                          NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


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

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

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


2 PROPERTY AND EQUIPMENT

Property and equipment consist of the following

                                         9/30/99       12/31/98
                                         - -- --       -- -- --

    Furniture and Fixtures .......     $  8,758        $  1,906
    Office Equipment .............       62,228           8,758
                                         ------          ------
         TOTAL                           70,986          10,664

    Less: Accumulated depreciation       13,138         (2,024)
                                         ------          ------
         TOTAL                         $ 57,848        $  8,640
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

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)

4 INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

corporation and became the Company. The acquisition was accounted for under the purchase method of accounting. As of the date of acquisition, the Company has recorded an investment in oil and gas properties as follows:

                                                        9/30/99         12/31/98
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

5 COMMON STOCK WARRANTS

PowerSource Corporation has a total of four class of common stock warrants. The warrants range in exercise prices from $.10 per share to $6.50 per share and expire anywhere from 60 days from the date of issue through December 31, 1999.

6 NOTES PAYABLE
     Notes payable as of September 30, 1999 consisted of the following:

                                                        9/30/99         12/31/98
                                                        - -- --         -- -- --
 Note payable to Senator Associates, Ltd.
 is unsecured with interest as 7%, all interest
 and principal due on Septemeber 10, 1999 .....   $  67,700.00      $  80,000.00
 Letter of credit from Bankers Trust ..........              -         26,000.00
 Note payable to German Teitelbaum ...........               -         10,000.00
    Total                                         $  67,700.00        116,000.00
                                                        ======             =====

                             Powersource Corporation

                          NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                                   (Continued)



7 LONG TERM NOTES PAYABLE

     Note payable to Comprehensive Leasing  $1774.08
     per month plus interest accrued at 29.07% collaterized
     by computer system with a net book value of
      $60,713.47
                                                        9/30/99         12/31/98
                                                        - -- --         -- -- --

                                                $       70,963                 -

     Less amount due within one year                    21,289                 -
                                                      --------           -------


                                                $       49,674                 -
                                                       =======           =======



8 COMMITMENTS

The management has committed to invest an estimated amount of $100,000 on the Rosewood gas field to bring the lease and easement current, clean and repair the wells and pipelines, install a new compressor and reconnect to the Texas Gas Pipeline.

The company currently pays $2,104 per month. The lease, including options, extends through March 31, 2000.

Future minimum payments under the lease as of March 31, 1999, are as follows:

                                                          9/30/99       12/31/98
                                                          - -- --       -- -- --

     Period ending     December 31, 1999               $   6,312         $25,248
                       March 31, 2000                      6,312           6,312
                                                           -----           -----
                       Total                           $  12,624        $ 31,560
                                                         =======         =======

                             Powersource Corporation

                            SUPPLEMENTARY INFORMATION

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                             Powersource Corporation

                          SCHEDULE 1 - SELLING EXPENSES

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                 9/30/99          12/31/98
                                                    - -- --       -- -- --
                                                                 Percent of
                                                 Amount          Net Sales
                                                 ------            ------
    Automated Power Exchange .............
    Advertising ...........................     $ 14,175              2.61%
    Entertainment & travel ................       18,238              5.91%
                                                  -----

      TOTAL ...............................     $ 32,413             10.89%
                                                 =======            =======

                             POWERSOURCE CORPORATION

                SCHEDULE 2 - GENERAL AND ADMINISTRATIVE EXPENSES

                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     9/30/99                        12/31/98
                                     - -- --                         -- -- --


                                         Percent of                  Percent of
                               Amount    Net sales          Amount    Net sales
                         -------------------------         ---------------------


Alamr & Security            $       100     0.02%      $        -             -
Amortization expense                750     0.17%           1,000          0.48%
Auto expenses                     6,301     1.40%           1,332          0.63%
Bank charges                        958     0.21%             959          0.46%
Commission                        4,817     1.07                -              -
Computer expense                  1,787     0.40%           1,346          0.64%
Consulting fee                   52,288    11.62%          29,955         14.26%
Depreciation                     11,114     2.47%           2,024          0.96%
Dues & subscriptions              5,117     1.14%             383          0.18%
Gifts                               476     0.11%               -             -
Insurance                         9,481     2.11%             846          0.40%
Lease-equipment                     150     0.03%               -             -
Legal & professional services    11,088     2.46%          90,130         42.92%
License & permits                   972     0.22%           3,080          1.47%
Marketing                           964     0.21%               -             -
Office expenses                   5,785     1.29%           1,005          0.48%
Office supplies                   5,278     1.17%           3,141          1,50%
Outside service                  88,283    19.62%          26,900         12.81%
Parking                           3,417     0.76%           2,410          1.15%
Postage and delivery              6,202     1.38%           5,827          2.77%
Printing and reproductions       14,288     3.18%          21,789         10.38%
Professional service             43,673     9.71%               -             -
Penalty                             182     0.04%               -             -
Repair & maintenance              2,788     0.62%             250          0.12%
Rent                             19,322     4.29%          19,275          9.18%
Salaries-Office                  40,674     9.04%           9,023          4.30%
Salaries-Officers                15,125     3.36%               -             -
Taxes-Business                      311     0.07%               -             -
Taxes-Payroll                     6,633     1.47%             668          0.32%
Telephone                        17,595     3.91%           9,745          4.64%
Wire fee                            440     0.10%               -             -



         TOTAL            $     376,359   83.65%      $  231,088        110.04%
                               ========  ========        ========      ========