Form 10QSB
period 2000-03-31
POWERSOURCE CORP
filed 2001-07-23
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000
Commission File Number 001-15071


                          -----------------------------

                             PowerSource Corporation

                 (Name of Small Business Issuer in its charter)

                          -----------------------------


         Nevada                                          61-1180504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3660 Wilshire Blvd, Suite 1104
Los Angeles, CA 90010
(Address of principal executive office)

                                 (213) 383-4443
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (   )                          No  ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 3/31/00.

6,128,797 shares of common stock, $.001 par value

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000


                              ITEMS IN FORM 10-QSB


Facing Page


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed balance sheets.
          March 31, 2000 (unaudited) and December 31, 1999

          Condensed statements of operations.
          for the three months ended March 31, 2000 and 1999 (unaudited)

          Condensed statements of cash flows.
          for the three months ended March 31, 2000 and 1999 (unaudited)

          Condensed statements of changes in stockholders' (deficit). for the three months ended March 31, 2000 (unaudited)

          Notes to condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       POWERSOURCE CORPORATION

                      CONDENSED BALANCE SHEETS
                March 31, 2000 and December 31, 1999

                               ASSETS
                                                                   03/31/00      12/31/99
                                                                 (unaudited)
                                                                 ------------   ------------
CURRENT ASSETS
      Cash                                                       $    59,399    $     1,408
      Accounts Receivable, Net                                        20,223         17,345
                                                                 ------------   ------------
                Total Current Assets                                  79,622         18,753
                                                                 ------------   ------------

PROPERTY AND EQUIPMENT, NET                                           52,401         55,937
                                                                 ------------   ------------

OTHER ASSETS
      Investment In Oil And Gas Properties                            13,375         13,375
      Deposits                                                         1,774          1,774
                                                                 ------------   ------------
                Total Other Assets                                    15,149         15,149
                                                                 ------------   ------------

                Total Assets                                     $   147,172    $    89,839
                                                                 ============   ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts Payable And Accrued Expenses                      $   158,349    $   129,938
      Accrued Wages                                                  801,508        802,133
      Income Taxes Payable                                               800            800
      Interest Payable                                                 1,603         10,000
      Loan Payable                                                   120,000         65,700
      Notes Payable - Computer System (Current Portion)               13,838         14,959
                                                                 ------------   ------------
                Total Current Liabilities                          1,096,098      1,023,530
                                                                 ------------   ------------

 LONG-TERM LIABILITIES
      Notes Payable - Computer System                                 34,389         39,959
      Deferred Revenue                                               391,115        335,775
                                                                 ------------   ------------
                Total Long-Term Liabilities                          425,504        375,734
                                                                 ------------   ------------

 STOCKHOLDERS' (DEFICIT)
      Common stock, par value $.001, 50,000,000 authorized,
        6,128,797 and 5,661,069 shares issued and outstanding          6,129          5,661
      Paid-in capital in excess of par value                         925,240        764,520
      Preferred stock, par value $ 100, 10,000,000 authorized,
        5,350 shares issued and outstanding                           13,375         13,375
      Accumulated Deficit                                         (2,319,174)    (2,092,981)
                                                                 ------------   ------------
                Total Stockholders' (Deficit)                     (1,374,430)    (1,309,425)
                                                                 ------------   ------------

                Total Liabilities and Stockholders' (Deficit)    $   147,172    $    89,839
                                                                 ============   ============


See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
              Three Months Ended March 31, 2000 and March 31, 1999
                                   (Unaudited)

                                                         Three Months Ended
                                                   -----------------------------
                                                     03/31/00         03/31/99
                                                   ------------     ------------
REVENUES
      Net Sales                                    $    36,562      $        --
      Cost of Sales                                     22,464               --
                                                   ------------     ------------
                Gross Profit                            14,098               --
                                                   ------------     ------------

EXPENSES
      Selling Expenses                                   5,528               --
      General And Administrative Expenses              232,612          235,145
                                                   ------------     ------------
                Total Expenses                         238,140          235,145
                                                   ------------     ------------

LOSS FROM OPERATIONS                                  (224,042)        (235,145)
                                                   ------------     ------------

OTHER EXPENSES
           Interest Expense                              2,151               --
                                                   ------------     ------------
                Total Other Expenses                     2,151               --
                                                   ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (226,193)        (235,145)
                                                   ------------     ------------

PROVISION FOR INCOME TAXES                                  --               --
                                                   ------------     ------------

NET LOSS                                           $  (226,193)     $  (235,145)
                                                   ============     ============

NET LOSS PER COMMON SHARE                          $     (0.04)     $     (0.04)
                                                   ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  5,868,042        5,408,161
                                                   ============     ============





See accompanying notes to condensed financial statements.

                           POWERSOURCE CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2000 and March 31, 1999
                                 (Unaudited)
                                                                              Three Months Ended
                                                                            -----------------------
                                                                             03/31/00     03/31/99
                                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                              $(226,193)   $(235,145)
      Adjustment to reconcile net loss to net cash
        used by operating activities:
                Depreciation                                                    3,536        3,740
                Changes in operating assets and liabilities
                          Accounts Receivable                                  (2,878)          --
                          Accounts Payable and Accrued Expenses                28,411       40,778
                          Accrued Wages                                          (625)     190,377
                          Interest Payable                                      1,603           --
                          Deferred Revenue                                     87,340           --
                                                                            ----------   ----------
                                    Net Cash Used By Operating Activities    (108,806)        (250)
                                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan Payable                                                            120,000           --
      Notes Payable, Net                                                       (6,691)          --
      Common Stock Issued                                                      53,488           --
                                                                            ----------   ----------
                                    Net Cash Used By Financing Activities     166,797           --
                                                                            ----------   ----------

NET INCREASE (DECREASE) IN CASH                                                57,991         (250)
                                                                            ----------   ----------

CASH - BEGINNING OF PERIOD                                                      1,408          620
                                                                            ----------   ----------

CASH - END OF PERIOD                                                        $  59,399    $     370
                                                                            ==========   ==========

Supplementary disclosure of non-cash financing and investing activity:

         During the quarter ended March 31, 2000, $65,700 of a note payable and $10,000 of accrued interest were converted into 221,428 shares of common stock (see note 3).
         In addition, deferred revenues of $32,000 resulting from the sale of marketing territories were converted into 45,000 shares of common stock (see note 6).

         In 1999, the Company capitalized leased assets and recorded an offsetting capital lease obligation of $62,565.



See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                       Three Months Ended March 31, 2000
                                   (Unaudited)
                                                   Common Stock             Paid-In
                              Preferred     ---------------------------   Capital In   Accumulated
                                Stock          Shares         Amount     Excess of Par    Deficit         Total
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance January 1, 2000      $    13,375      5,661,069    $     5,661   $   764,520   $(2,092,981)   $(1,309,425)

Debt & District Conversion                      266,428            266       107,434                  $   107,700


Sale of Shares For Cash                         201,300            202        53,286                  $    53,488

Net Loss                                                                                  (226,193)   $  (226,193)

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance March 31, 2000       $    13,375      6,128,797    $     6,129   $   925,240   $(2,319,174)   $(1,374,430)
                             ============   ============   ============  ============  ============   ============




See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)


Note 1 - Basis of presentation
------------------------------

The condensed financial statements included herein have been prepared by PowerSource Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the period ended March 31, 2000 and March 31, 1999 have been included and are of a normal recurring nature.


Note 2 - Property and equipment
-------------------------------

Property and equipment consist of the following:
                                               3/31/00         12/31/99
                                               --------        --------

          Furniture and fixtures               $ 1,906         $ 1,906
          Office equipment                      71,323          71,323
                                               --------        --------
                                                73,229          73,229
          Less: Accumulated depreciation       (20,828)        (17,292)
                                               --------        --------

                                               $52,401         $55,937
                                               ========        ========

Note 3 - Loan payable
---------------------

As of March 31, 2000, loan payable consists of a six-month loan due August, 2000, from Earth Co in the amount of $120,000 at a simple interest rate of 15%.

On March 1, 2000, the Company issued 221,428 shares of its common stock at $.342 per share as settlement of an unsecured note payable to Senator Associates, Ltd. for $65,700 with accrued interest of $10,000 (at 7%).

Loan payable consists of:

                                                 3/31/00              12/31/99
                                                ----------           ----------
           Earth Co, 2/00                       $  60,000                   --
           Earth Co, 3/00                          60,000                   --
                                                ----------           ----------
           Total                                $ 120,000                   --
           Senator Loan                               --             $  65,700
                                                ----------           ----------
           Total                                $ 120,000            $  65,700
                                                ==========           ==========

Note 4 -Notes payable
---------------------

Notes payable consist of:
                                                     3/31/00       12/31/99
                                                    ---------      ---------

       Capital lease obligation
       due in 48 monthly installments
       of $1,774 per month including
       principal and interest at 13.7%

       Total                                        $ 48,227       $ 54,918
       Less amount current portion                    13,838         14,959
                                                    ---------      ---------
                                                    $ 34,389       $ 39,959
                                                    =========      =========

Note 5.  Litigation
-------------------

The Company was a defendant in a lawsuit filed on February 25, 2000 based upon claims that the Company benefited from the use of certain proprietary or confidential information obtained or developed by the current president of the Company during the time he was employed by the plaintiff. This complaint was settled on March 27, 2001 without any monetary effect. (See PART II., Item 1.).

Management of the Company believed the Company had no liability, and defended this matter to the fullest extent possible. Accordingly, no loss provision was made in the accompanying financial statements regarding this matter.


Note 6.  Deferred Revenues
--------------------------

Revenue from sales of marketing territories is deferred until such time as the specified purchase price is received and any options to exchange interests in the related limited liability partnerships for equity interests in the Company have expired or have been waived by the option holder.

================================================================================

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements in this filing which are not historical facts may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based on orders, estimated cost savings and savings that may be generated from restructuring. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward-looking statements. Any forward-looking statement involves risk and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward-looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.
================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements, related notes, and other information included in this quarterly report of Form 10-QSB.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, revenues totaled approximately $37,000. This compares to revenue of $0 for the same three months in 1999. Expenses totaled approximately $238,000, compared with expenses of approximately $235,000 for the same three months of 1999. The increase was primarily due to selling expenses of approximately $6,000. The revenue was attributable to sales of energy.

         General and administrative expenses for the first three months of 1999 were attributable entirely to professional fees incurred in the start-up of the business whereas general and administrative expense for the first three months of 2000 was attributable to continuing operations of the business.

Liquidity and Capital Resources
-------------------------------

         On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California.

         On September 9, 1999 a bond for $150,000 was obtained from Frontier Pacific Insurance Company to satisfy CPUC. In addition, on October 12, 1999, the Company negotiated a line of credit with Prestige Capital Corporation for $3,000,000 against accounts receivable. The credit line expired in October 2000.

         Cash balance as of 3/31/00 was approximately $59,000.

Inflation
---------

         The rate of inflation does not have a material impact on the Company's results of operations and is not expected to have much of an impact in the future. The primary cost component in energy sold to customers subject to inflationary pressures, is electrical power. The Company has a contract with its customers whereby it automatically passes along these costs to the end-use customers, as the Company incurs them.

Risk Factors
------------

         California was one of the first states to deregulate the electric industry to create competition in that industry. Management believes that the Company has a window of opportunity to develop a network dedicated to providing electricity at competitive rates. There is no assurance, however, that the Company will be successful in developing a network of electricity suppliers and purchasers.

The Company recently commenced its business operations with respect to the marketing of electricity. There can be no assurance at this time that the Company will operate profitably or that it will have adequate working capital to meet its obligations as they become due. The Company believes that its success will depend in large part on its ability to pool individuals and businesses together into a common buying group to make larger, more economical purchases of energy. The Company must implement sophisticated purchasing and billing hardware systems to conduct its business. There is no assurance that a malfunction of or failure to properly develop or operate one or more of its computer systems will not have a material adverse affect on the Company.

Because of the Company's limited resources, it is unlikely that the Company will conduct an exhaustive investigation and analysis of a power marketing opportunity before the Company commits its capital or other resources. Management decisions may be made without detailed feasibility studies, independent analysis, and market surveys which the Company would likely conduct if the Company had sufficient resources. Management decisions will be particularly dependent on information provided by the promoter, owner, sponsor or others associated with a particular power marketing opportunity seeking the Company's participation.

The Company's business is speculative and dependent upon the acceptance of the Company's products and the effectiveness of its marketing program. There can be no assurance that the Company will be successful or that its business will earn any revenues or profit.

The Company reflects deferred revenue from affiliated distributors from the sale of geographic territories in California to independent affiliated and unaffiliated marketing companies in consideration for a single one time payment. The Company also expects to earn revenues by selling power to the distributors' customers at a profit. The deferred revenue on the Company's financial statements represent the one time initial payment of the distributors to the Company. There is no assurance that the Company will earn significant revenues or that investors will not lose their entire investment.

Since the passage of recent utility deregulation laws by the California legislature, the market for electrical power in the State of California is intensely competitive. The market is also intensely competitive throughout the United States. The Company's principal competitors include large utility companies and a myriad of other independent licensed purchasers and sellers of electrical power. These competitors have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial, technical, and marketing resources than the Company. The Company believes that the principal factors affecting competition in its proposed market include name recognition, the ability to aggregate customers and purchase and sell power at a profit, the ability to attract and service customers, and the ability to find low cost, reliable suppliers. Other than licensing requirements and the time necessary to enter the market, there are no significant proprietary or other barriers of entry that could keep potential competitors from providing competing services in the Company's proposed market. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel. There can be no assurance that the Company will be able to effectively achieve or management any future growth, and its failure to do so could have a material adverse effect on the Company's financial condition and results of operations.

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On February 25, 2000, a complaint was filed in the Superior Court of Los Angeles County by Keystone Energy Services against Edward Douglas Mitchell, the Company's president, and the Company, alleging fraud, conversion negligence, misappropriation of trade secrets and unfair business practices. An answer to the complaint was filed on April 10, 2000. This complaint was settled on March 27, 2001 without any monetary effect to the Company.

There is no other pending or threatened litigation against the Company.


Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..............  None

Item 3.     DEFAULTS UPON SENIOR SECURITIES........................  None

Item 4.     SUBMISSION OF MATTERS
            TO A VOTE OF SECURITY HOLDERS..........................  None

Item 5.     OTHER INFORMATION  ....................................  None

Item 6.     EXHIBITS AND REPORTS

The Company filed Form 8-K on March 2, 2000, to report a change in the Company's certifying accountants.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




POWERSOURCE CORPORATION


/s/ E. Douglas Mitchell
--------------------------------
President


/s/ Roman Gordon
--------------------------------
Chairman of the Board




Dated:  July 19, 2001
Los Angeles, California