Form 10QSB
period 2000-06-30
POWERSOURCE CORP
filed 2001-07-23
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000
Commission File Number 001-15071


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

Yes  (   )                          No  ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 6/30/00.

6,147,008 shares of common stock, $.001 par value

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000


                              ITEMS IN FORM 10-QSB


Facing Page


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed balance sheets.
           June 30, 2000 (unaudited) and December 31, 1999

           Condensed statements of operations.
           for the three months and six months ended June 30, 2000 and 1999 (unaudited)

           Condensed statements of cash flows.
           for the three months and six months ended June 30, 2000 and 1999 (unaudited)

           Condensed statements of changes in stockholders' (deficit). for the six months ended June 30, 2000 (unaudited)

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

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       POWERSOURCE CORPORATION

                      CONDENSED BALANCE SHEETS
                 June 30, 2000 and December 31, 1999

                               ASSETS
                                                                  06/30/00       12/31/99
                                                                (unaudited)
                                                                ------------   ------------
CURRENT ASSETS
      Cash                                                      $    15,323    $     1,408
      Accounts Receivable, Net                                       25,968         17,345
      Prepaid Expenses                                               30,937             --
                                                                ------------   ------------
                Total Current Assets                                 72,228         18,753
                                                                ------------   ------------

PROPERTY AND EQUIPMENT, NET                                          48,864         55,937
                                                                ------------   ------------

OTHER ASSETS
      Notes Receivable - Officers                                    30,000             --
      Investment In Oil And Gas Properties                           13,375         13,375
      Deposits                                                        1,774          1,774
                                                                ------------   ------------
                Total Other Assets                                   45,149         15,149
                                                                ------------   ------------

                Total Assets                                    $   166,241    $    89,839
                                                                ============   ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 CURRENT LIABILITIES
      Accounts Payable And Accrued Expenses                     $   356,987    $   129,938
      Accrued Wages                                                 801,508        802,133
      Income Taxes Payable                                              800            800
      Interest Payable                                                8,532         10,000
      Loan Payable                                                  210,000         65,700
      Notes Payable - Computer System (Current Portion)              14,460         14,959
                                                                ------------   ------------
                Total Current Liabilities                         1,392,287      1,023,530
                                                                ------------   ------------

 LONG-TERM LIABILITIES
      Notes Payable - Computer System                                30,533         39,959
      Deferred Revenue                                              486,500        335,775
                                                                ------------   ------------
                Total Long-Term Liabilities                         517,033        375,734
                                                                ------------   ------------

 STOCKHOLDERS' (DEFICIT)
      Common stock, par value $.001, 50,000,000 authorized,
        6,147,008 and 5,661,069 shares issued and outstanding         6,147          5,661
      Paid-in capital in excess of par value                        925,240        764,520
      Preferred stock, par value $100, 10,000,000 authorized,
        5,350 shares issued and outstanding                          13,375         13,375
      Accumulated Deficit                                        (2,687,841)    (2,092,981)
                                                                ------------   ------------
                Total Stockholders' (Deficit)                    (1,743,079)    (1,309,425)
                                                                ------------   ------------

                Total Liabilities and Stockholders' (Deficit)   $   166,241    $    89,839
                                                                ============   ============



See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
           Three and Six Months Ended June 30, 2000 and June 30, 1999
                                   (Unaudited)

                                               3 Months Ended 6 Months Ended 3 Months Ended 6 Months Ended
                                                  06/30/00       06/30/00       06/30/99       06/30/99
                                                ------------   ------------   ------------   ------------
REVENUES
          Net Sales                             $    75,285    $   111,847    $        --    $        --
          Cost of Sales                              48,249         70,713             --             --
                                                ------------   ------------   ------------   ------------
                Gross Profit                         27,036         41,134             --             --
                                                ------------   ------------   ------------   ------------

EXPENSES
          Selling Expenses                           45,290         50,818         11,949         11,949
          General And Administrative Expenses       341,393        574,005        429,662        664,807
                                                ------------   ------------   ------------   ------------
               Total Expenses                       386,683        624,823        441,611        676,756
                                                ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                               (359,647)      (583,689)      (441,611)      (676,756)
                                                ------------   ------------   ------------   ------------

OTHER EXPENSES
           Interest Expense                           9,020         11,171          3,492          3,492
                                                ------------   ------------   ------------   ------------
                Total Other Expenses                  9,020         11,171          3,492          3,492
                                                ------------   ------------   ------------   ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                 (368,667)      (594,860)      (445,103)      (680,248)
                                                ------------   ------------   ------------   ------------

PROVISION FOR INCOME TAXES                               --             --             --             --

NET LOSS                                        $  (368,667)   $  (594,860)   $  (445,103)   $  (680,248)
                                                ============   ============   ============   ============

NET LOSS PER COMMON SHARE                       $     (0.06)   $     (0.10)   $     (0.08)   $     (0.13)
                                                ============   ============   ============   ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                                6,145,424      6,006,825      5,438,502      5,423,415
                                                ============   ============   ============   ============




See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
           Three and Six Months Ended June 30, 2000 and June 30, 1999
                                   (Unaudited)

                                                             3 Months     6 Months     3 Months     6 Months
                                                               Ended        Ended        Ended        Ended
                                                              06/30/00     06/30/00     06/30/99     06/30/99
                                                             ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                               $(368,667)   $(594,860)   $(445,103)   $(680,248)
      Adjustment to reconcile net loss to net cash
        Used by operating activities
           Depreciation                                          3,537        7,073        3,709        7,449
           Changes in operating assets and liabilities
               Accounts Receivable                              (5,745)      (8,623)          --           --
               Note receivable                                 (30,000)     (30,000)          --           --
               Prepaid Expenses                                (30,937)     (30,937)          --           --
               Deposits                                             --           --       (1,774)      (1,774)
               Accounts Payable and Accrued Expenses           198,638      227,049      (11,278)      29,500
               Accrued Wages                                        --         (625)     190,377      380,754
               Taxes Payable                                        --           --         (800)        (800)
               Interest Payable                                  6,929        8,532        2,000        2,000
               Deferred Revenue                                 95,385      182,725      212,995      212,995
                                                             ----------   ----------   ----------   ----------
                    Net Cash Used By Operating Activities     (130,860)    (239,666)     (49,874)     (50,124)
                                                             ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Assets                                         --           --      (60,714)     (60,714)
                                                             ----------   ----------   ----------   ----------
                    Net Cash Used by Investing Activities           --           --      (60,714)     (60,714)
                                                             ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan Payable (Computer Lease)                             (3,234)      (9,925)      59,092       59,092
      Notes Payable, Net                                        90,000      210,000      (24,300)     (24,300)
      Common Stock Issued                                           18       53,506      107,770      107,770
                                                             ----------   ----------   ----------   ----------
                    Net Cash Uesed By Financing Activities      86,784      253,581      142,562      142,562
                                                             ----------   ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                              $ (44,076)      13,915    $  31,975       31,725
                                                             ----------   ----------   ----------   ----------

CASH - BEGINNING OF PERIOD                                      59,399        1,408          370          620
                                                             ----------   ----------   ----------   ----------

CASH - END OF PERIOD                                         $  15,323    $  15,323    $  32,345    $  32,345
                                                             ==========   ==========   ==========   ==========


         During the quarter ended June 30, 2000, $65,700 of a note payable and $10,000 of accrued interest were converted into 221,428 shares of common stock (see note 3). In addition, deferred revenues of $32,000 resulting from the sale of marketing territories were converted into 45,000 shares of common stock (see note 6).

         In 1999, the Company capitalized leased assets and recorded an offsetting capital lease obligation of $62,565.



See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2000
                                   (Unaudited)

                                                     Common Stock
                              Preferred     ---------------------------     Paid-In    Accumulated
                                Stock          Shares         Amount        Capital       Deficit        Total
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance January 1, 2000      $    13,375      5,661,069    $     5,661   $   764,520   $(2,092,981)   $(1,309,425)

Debt & District Conversion                      266,428            266        107,434                 $   107,700


Sale of Shares For Cash                         201,300            202         53,286                 $    53,488

Net Loss                                                                                  (226,193)   $  (226,193)

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance March 31, 2000       $    13,375      6,128,797    $     6,129   $   925,240   $(2,319,174)   $(1,374,430)

Sale of Shares For Cash                          18,211             18                                         18

Net Loss                                                                                  (368,667)      (368,667)

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance June 30, 2000             13,375      6,147,008          6,147       925,240    (2,687,841)    (1,743,079)
                             ============   ============   ============  ============  ============   ============



See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

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

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the period ended June 30, 2000 and June 30, 1999 have been included and are of a normal recurring nature.


Note 2 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                  6/30/00           12/31/99
                                                 ---------          ---------

        Furniture and fixtures                   $  1,906           $  1,906
        Office equipment                           71,323             71,323
                                                 ---------          ---------
                                                   73,229             73,229
        Less: Accumulated depreciation            (24,365)           (17,292)
                                                 ---------          ---------

                                                 $ 48,864           $ 55,937
                                                 =========          =========

Note 3 - Loan payable
---------------------

As of June 30, 2000, loan payable consists of a six-month loan due August, 2000, from Earth Co in the amount of $210,000 at a simple interest rate of 15%.

On March 1, 2000, the Company issued 221,428 shares of its common stock at $.342 per share as settlement of an unsecured note payable to Senator Associates, Ltd. for $65,700 with accrued interest of $10,000 (at 7%).

Loan payable consists of:

                                               6/30/00            12/31/99
                                             -----------         -----------
         Earth Co, 2/00                      $   60,000                  --
         Earth Co, 3/00                          60,000                  --
         Earth Co, 4/00                          60,000                  --
         Earth Co, 5/00                          30,000                  --
                                             -----------         -----------
         Total                               $  210,000                  --
         Senator Loan                                --          $   65,700
                                             -----------         -----------
         Total                               $  210,000          $   65,700
                                             ===========         ===========

Note 4 -Notes payables
----------------------

Notes payable consist of:
                                                       6/30/00       12/31/99
                                                      --------       ---------

          Capital lease obligation
          due in 48 monthly installments
          of $1,774 per month including
          principal and interest at 13.7%

          Total                                       $ 44,993       $ 54,918
          Less amount current portion                   14,460         14,959
                                                      ---------      ---------
                                                      $ 30,533       $ 39,959
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

Note 7. Employees, Key Officers, and Directors
----------------------------------------------

On April 11, 2000, the Board of Directors accepted the resignation of German Teiltebaum, formerly a Director and CFO of the Company.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 2000, revenues totaled approximately $75,000. This compares to revenue of $0 for the same three months in 1999. Expenses totaled approximately $387,000, compared with expenses of approximately $438,000 for the same three months of 1999. Revenue was attributable to sales of energy which started in 2000.

         General and administrative expenses for the first six months of 1999 were attributable entirely to professional fees incurred in the start-up of the business whereas general and administrative expense for the first six months of 2000 was attributable to continuing operations of the business. General and administrative expense in 1999 was higher than 2000 due to equity based compensation incurred as part of the startup of the business.

Liquidity and Capital Resources
-------------------------------

         On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California.

         On June 10, 2000, a bond for $100,000 was obtained from Cascade Surety and Bonding, Inc. to satisfy the CPUC. In addition, on October 12, 1999, the Company negotiated a line of credit with Prestige Capital Corporation for $3,000,000 against accounts receivable. The credit line expired in October 2000.

         Cash balance as of 6/30/00 was approximately $15,000.

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


Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...............   None

Item 3.      DEFAULTS UPON SENIOR SECURITIES.........................   None

Item 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS...........................   None

Item 5.      OTHER INFORMATION.......................................   None

Item 6.      EXHIBITS AND REPORTS....................................   None

On May 9, 2000, Form 8-K was filed to report the execution of an agreement with Northstar which resulted in a change of control of the Registrant. This agreement was subsequently rescinded by mutual consent of the parties. The Company also reported a resignation of one of its Directors.


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