Form 10QSB
period 2000-09-30
POWERSOURCE CORP
filed 2001-07-23
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000
Commission File Number 001-15071


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

Yes  (   )                          No  ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 9/30/00.

6,147,008 shares of common stock, $.001 par value

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


                              ITEMS IN FORM 10-QSB


Facing Page


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed balance sheets.
           September 30, 2000 (unaudited) and December 31, 1999

           Condensed statements of operations.
           for the three months and nine months ended September 30, 2000 and 1999 (unaudited)

           Condensed statements of cash flows.
           for the three months and nine months ended September 30, 2000 and 1999 (unaudited)

           Condensed statements of changes in stockholders' (deficit). for the nine months ended September 30, 2000 (unaudited)

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

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       POWERSOURCE CORPORATION

                      CONDENSED BALANCE SHEETS
              September 30, 2000 and December 31, 1999

                               ASSETS

                                                                  09/30/00       12/31/99
                                                                (unaudited)
                                                                ------------   ------------
CURRENT ASSETS
      Cash                                                      $   415,919    $     1,408
      Accounts Receivable, Net                                      135,499         17,345
      Prepaid Expenses                                               21,674             --
                                                                ------------   ------------
                Total Current Assets                            $   573,092    $    18,753
                                                                ------------   ------------

PROPERTY AND EQUIPMENT, NET                                          45,328         55,937
                                                                ------------   ------------

OTHER ASSETS
      Notes Receivable - Officers                                    30,000             --
      Investment In Oil And Gas Properties                           13,375         13,375
      Deposits                                                        1,774          1,774
                                                                ------------   ------------
                Total Other Assets                                   45,149         15,149
                                                                ------------   ------------

                Total Assets                                    $   663,569    $    89,839
                                                                ============   ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 CURRENT LIABILITIES
      Accounts Payable And Accrued Expenses                     $   814,791    $   129,938
      Accrued Wages                                                  97,453        802,133
      Income Taxes Payable                                              800            800
      Interest Payable                                               16,471         10,000
      Loan Payable - In Default At 09/30/00                         210,000         65,700
      Notes Payable - Computer System (Current Portion)              15,109         14,959
                                                                ------------   ------------
                Total Current Liabilities                         1,154,624      1,023,530
                                                                ------------   ------------

 LONG-TERM LIABILITIES
      Notes Payable - Computer System                                26,503         39,959
      Deferred Revenue                                              423,460        335,775
      Long Term Wages And Salaries Payable                          704,055             --
                                                                ------------   ------------
                Total Long-Term Liabilities                       1,154,018        375,734
                                                                ------------   ------------

STOCKHOLDERS' (DEFICIT)
      Common stock, par value $.001, 50,000,000 authorized,
        6,147,008 and 5,661,069 shares issued and outstanding         6,147          5,661
      Paid-in capital in excess of par value                        925,240        764,520
      Preferred stock, par value $100, 10,000,000 authorized,
        5,350 shares issued and outstanding                          13,375         13,375
      Accumulated Deficit                                        (2,587,835)    (2,092,981)
                                                                ------------   ------------
                Total Stockholders' (Deficit)                    (1,643,073)    (1,309,425)
                                                                ------------   ------------

                Total Liabilities and Stockholders' (Deficit)   $   665,569    $    89,839
                                                                ============   ============



See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
     Three and Nine Months Ended September 30, 2000 and September 30, 1999
                                   (Unaudited)

                                                3 Months       9 Months        3 Months      9 Months
                                                  Ended          Ended          Ended          Ended
                                                 09/30/00       09/30/00       09/30/99       09/30/99
                                                ------------  ------------   ------------   ------------
REVENUES
          Net Sales                             $   726,814   $   838,661    $        --    $        --
          Cost of Sales                             532,617       603,330             --             --
                                                ------------  ------------   ------------   ------------
                Gross Profit                        194,197       235,331             --             --
                                                ------------  ------------   ------------   ------------

          Sales of Marketing Territory              210,000       210,000             --             --
                                                ------------  ------------   ------------   ------------
                                                    404,197        445,331            --             --
                                                ------------  ------------   ------------   ------------

EXPENSES
          Selling Expenses                              785        51,603         15,348         27,297
          General And Administrative Expenses       297,429       871,434        341,118      1,005,925
                                                ------------  ------------   ------------   ------------
               Total Expenses                       298,214       923,037        356,466      1,033,222
                                                ------------  ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                       105,983      (477,706)      (356,466)    (1,033,222)
                                                ------------  ------------   ------------   ------------

OTHER EXPENSES
           Interest Expense                           7,977        19,147          1,952          5,444
                                                ------------  ------------   ------------   ------------
                Total Other Expenses                  7,977        19,147          1,952          5,444
                                                ------------  ------------   ------------   ------------

LOSS BEFORE PROVISON FOR INCOME TAXES                98,006      (496,853)      (358,418)    (1,038,665)
                                                ------------  ------------   ------------   ------------

PROVISION FOR INCOME TAXES                               --            --             --             --

NET INCOME (LOSS)                               $    98,006   $  (496,853)   $  (358,418)   $(1,038,665)
                                                ============  ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE              $      0.02   $     (0.08)   $     (0.06)   $     (0.19)
                                                ============  ============   ============   ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                                6,006,825     6,006,825      5,554,964      5,467,747
                                                ============  ============   ============   ============




See accompanying notes to condensed financial statements.


                       CONDENSED STATEMENTS OF CASH FLOWS
     Three and Nine Months Ended September 30, 2000 and September 30, 1999
                                   (Unaudited)

                                                             3 Months       9 Months       3 Months        9 Months
                                                               Ended          Ended         Ended           Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                         09/30/00       09/30/00      09/30/99        09/30/99
                                                            ------------   ------------   ------------   ------------
Net Income (Loss)                                           $    98,006    $  (496,853)   $  (358,417)   $(1,038,665)
Adjustment to reconcile net income (loss) to net cash
  Used by operating activities
     Depreciation                                                 3,536         10,609          3,910         11,359
     Changes in operating assets and liabilities
         Accounts Receivable                                   (109,531)      (118,154)            --             --
         Note receivable                                             --        (30,000)            --             --
         Prepaid Expenses                                         9,263        (21,674)            --             --
         Deposits                                                    --             --             --         (1,774)
         Accounts Payable And Accrued Expenses                  457,804        684,853         19,941         49,441
         Accrued Wages                                               --           (625)       190,377        571,131
         Taxes Payable                                               --             --             --           (800)
         Interest Payable                                         7,939         16,471             --          2,000
         Deferred Revenue                                       (63,040)       119,685         72,840        285,835
                                                            ------------   ------------   ------------   ------------
                    Net Cash Used By Operating Activities       403,977        164,311        (71,350)      (121,474)
                                                            ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets                                                --             --         (1,300)       (62,014)
                                                            ------------   ------------   ------------   ------------
                    Net Cash Used by Investing Activities            --         (1,300)       (62,014)
                                                            ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Notes Payable, Net                                             --        210,000             --        (24,300)
      Loan Payable (Computer Lease)                              (3,381)       (13,306)        (3,370)        55,722
      Common Stock Issued                                            --         53,506         46,300        154,087
                                                            ------------   ------------   ------------   ------------
                    Net Cash Used By Financing Activities        (3,381)       250,200         42,947        185,509
                                                            ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                 400,596        414,511        (29,703)         2,022
                                                            ------------   ------------   ------------   ------------

CASH - BEGINNING OF PERIOD                                       15,323          1,408         32,345            620
                                                            ------------   ------------   ------------   ------------

CASH - END OF PERIOD                                        $   415,919    $   415,919    $     2,642    $     2,642
                                                            ============   ============   ============   ============


         During the Quarter ended September 30, 2000, $65,700 of a note payable and $10,000 of accrued interest were converted into 221,428 shares of common stock (see note 3).

         In addition, deferred revenues of $32,000 resulting from the sale of marketing territories were converted into 45,000 shares of common stock (see note 6).

         In 1999, the Company capitalized leased assets and recorded an offsetting capital lease obligation of $62,565.



See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      Nine Months Ended September 30, 2000
                                   (Unaudited)

                                                     Common Stock
                              Preferred     ---------------------------     Paid-In    Accumulated
                                Stock          Shares         Amount        Capital       Deficit        Total
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance January 1, 2000      $    13,375      5,661,069    $     5,661   $   764,520   $(2,092,981)   $(1,309,425)

Debt & District Conversion                      266,428            266        107,434                 $   107,700


Sale of Shares For Cash                         201,300            202         53,286                 $    53,488

Net Loss                                                                                  (226,193)   $  (226,193)

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance March 31, 2000            13,375      6,128,797          6,129       925,240    (2,319,174)    (1,374,430)

Sale of Shares For Cash                          18,211             18                                         18

Net Loss                                                                                  (368,667)      (368,667)

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance June 30, 2000             13,375      6,147,008          6,147       925,240    (2,687,841)    (1,743,079)

Net Income                                                                                  98,006         98,006

                             ------------   ------------   ------------  ------------  ------------   ------------
Balance September 30, 2000        13,375      6,147,008          6,147       925,240    (2,589,835)    (1,645,073)
                             ============   ============   ============  ============  ============   ============






See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the period ended September 30, 2000 and September 30, 1999 have been included and are of a normal recurring nature.


Note 2 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                     9/30/00           12/31/99
                                                    ---------         ---------

         Furniture and fixtures                     $  1,906          $  1,906
         Office equipment                             71,323            71,323
                                                    ---------         ---------
                                                      73,229            73,229
         Less: Accumulated depreciation              (27,901)          (17,292)
                                                    ---------         ---------

                                                    $ 45,328          $ 55,937
                                                    =========         =========

Note 3 - Loan payable
---------------------

As of September 30, 2000, loan payable consists of a six-month loan that was due August, 2000, from Earth Co in the amount of $210,000 at a simple interest rate of 15%.

On March 1, 2000, the Company issued 221,428 shares of its common stock at $.342 per share as settlement of an unsecured note payable to Senator Associates, Ltd. for $65,700 with accrued interest of $10,000 (at 7%).

Loan payable consists of:

                                                  9/30/00          12/31/99
                                                  -------        -----------
            Earth Co, 2/00                      $   60,000               --
            Earth Co, 3/00                          60,000               --
            Earth Co, 4/00                          60,000               --
            Earth Co, 5/00                          30,000               --
                                                -----------      -----------
            Total                               $  210,000               --
            Senator Loan                                --       $   65,700
                                                -----------      -----------
            Total                               $  210,000       $   65,700
                                                ===========      ===========

Note 4 -Notes payable
---------------------

Notes payable consist of:
                                                  9/30/00          12/31/99
                                                -----------      -----------

          Capital lease obligation
          due in 48 monthly installments
          of $1,774 per month including
          principal and interest at 13.7%

          Total                                 $   41,612       $   54,918
          Less amount current portion               15,109           14,959
                                                -----------      -----------
                                                $   26,503       $   39,959
                                                ===========      ===========
Note 5.  Litigation
-------------------

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

RESULTS OF OPERATIONS

         For the three months ended September 30, 2000, revenues totaled approximately $727,000. This compares to revenue of $0 for the same three months in 1999. Expenses totaled approximately $298,000, compared with expenses of approximately $356,000 for the same three months of 1999. Revenue was attributable to sales of energy, which started in 2000.

         General and administrative expenses the first nine months of 1999 were attributable entirely to professional fees incurred in the start-up of the business whereas general and administrative expense for the first nine months of 2000 was attributable to continuing operations of the business. General and administrative expense in 1999 was higher than 2000 due to equity based compensation incurred as part of the startup of the business.

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

         Cash balance as of 9/30/00 was approximately $416,000.

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


Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS...........     None

Item 3.           DEFAULTS UPON SENIOR SECURITIES.....................     None

Item 4.           SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS.......................     None

Item 5.           OTHER INFORMATION  .................................     None

Item 6.           EXHIBITS AND REPORTS
                  Form 8-K

On September 7, 2000, Form 8-K was filed to report the termination and rescission of the acquisition agreement between the Company and Northstar Enterprises, LLC.



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




Dated:  July 9, 2001
Los Angeles, California