Form 10KSB
period 1999-12-31
POWERSOURCE CORP
filed 2001-08-17
CIK 1076564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-KSB
                          -----------------------------
(MARK ONE)

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

(   )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15071

                             POWERSOURCE CORPORATION
                (Name of registrant as specified in its charter)

         NEVADA                                        61-1180504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3660 WILSHIRE BLVD, SUITE 1104
LOS ANGELES, CA                                          90010
(Address of principal executive office)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 383-4443

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE EXCHANGE ACT:

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS

                          COMMON STOCK, $.001 PAR VALUE
                         PREFERRED STOCK, $100 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (   ) No ( x )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The registrant's revenues for the year ended December 31, 1999 were $18,408.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on July 31, 2001) is $1,090,721.

The number of shares outstanding of the registrant's Common Stock, $.001 par value (being the only class of common stock) is 6,817,008 (as of July 31, 2001).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                             POWERSOURCE CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                              ITEMS IN FORM 10-KSB

                                                                            PAGE
                                                                            ----
                                    PART I.

Item 1.   Description of Business.........................................     3

Item 2.   Description of Property.........................................    10

Item 3.   Legal Proceedings...............................................    10

Item 4.   Submission of Matters to a Vote of Security Holders.............    10

                                    PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters........    10

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    11

Item 7.   Financial Statements............................................    13

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................    25

                                    PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............    26

Item 10.  Executive Compensation..........................................    27

Item 11.  Security Ownership of Certain Beneficial Owners and Management..    28

Item 12.  Certain Relationships and Related Transactions..................    29

Item 13.  Exhibits and Reports on Form 8-K................................    29

Signatures................................................................    30

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

================================================================================

                                     PART I.

Item 1. Description of Business
-------------------------------

PowerSource Corporation (the "Company" or "PowerSource") is a Nevada corporation formed in 1990 under the name American Gas Corporation. In 1992, Kensington International Holding Corporation ("Kensington"), a fully reporting Company, acquired American Gas Corporation. Subsequently in May 1998, American Gas Corporation reorganized and changed its name to PowerSource Corporation. From its inception until February 1998, the Company operated as an energy provider in the Midwest. In 1998, the Company relocated to California to take advantage of California Assembly Bill 1890 which permits California residents and businesses to choose their utility suppliers. The Bill opened the market through deregulation. This is potentially a $20 billion dollar market per annum.

PowerSource is a registered electric service provider (registration # 1237) with the California Public Utilities Commission ("PUC"). The Company has also satisfied the necessary criteria to be a Registered Renewable Provider (registration #CEC-91237). As a result, the Company is eligible to receive funding from the Renewable Technology Program. On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transactions Marketer/Public Utility Company (docket #ER98-3052-000), which automatically became effective on August 14, 1998. When filing documents with the Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, pursuant to delegated authority, the Director, Division of Applications, Office of Electric Power Regulation, granted the Company's request for blanket approval of issuances of securities effective August 10, 1998.

Power marketers whose rates are registered with the Commission are considered to be "Public Utilities" under the Federal Power Act. As such, the Company, at all times, must fully comply with a number of regulations governing all Public Utilities.

Currently, the State of California licenses and permits sales of power by independent providers other than utilities. By being licensed at the federal level, as well as with the California PUC, PowerSource is positioned eventually to sell power in states other than California if those states adopt deregulation legislation. Furthermore, PowerSource can purchase power from sources in any jurisdiction. With the defeat of Proposition 9 in California in November 1998, energy deregulation and the related opportunities remain intact.

PowerSource acts as an energy aggregator. Energy aggregators provide individuals and businesses the opportunity to pool together into a common buying group creating larger, more economical purchases of energy. The Company markets its energy aggregation service to various types of organizations, including business associations, membership retailers, homeowners associations, chambers of commerce, churches, municipalities, cause-related groups, and other non-profit organizations. PowerSource also promotes environmentally friendly, renewable energy sources such as wind and solar power. Assuming energy deregulation evolves nationwide, with this group buying approach, PowerSource anticipates that it will have an opportunity to earn profits initially from operations in California, and eventually throughout the United States.

PRINCIPAL PRODUCTS AND SERVICES

PowerSource has two primary products: PowerGreen 100 (a 100% renewable energy service) and PowerGreen 25 (a low-priced product for commercial customers). PowerGreen 100 is the primary product and maintains a higher gross margin.

The other product, PowerGreen 25, will be offered selectively to major organizations. This product is used for publicity reasons and to maintain a low-cost option that will likely produce greater profit margins in the future. (Beyond the year 2003) No sales of the PowerGreen 25 product have been attempted to date through July 31, 2001.

CURRENT ACTIVITIES AND MATERIAL EVENTS

At year-end 2000 PowerSource had approximately 7,250 active customers. PowerSource's ability to realize revenue is dependent upon successful implementation of the following steps:

1. PowerSource obtained a $1.5 million surety bond from Cascade Surety and Bonding, Inc. to satisfy Automated Power Exchange for energy purchases and an additional bond for $100,000 to satisfy the CPUC. These bonds must remain in effect.

2. Billing and collection mechanisms must be kept current to use the UDCs for collection services. While these software services are provided by an experienced vendor, until actual payments start to accumulate in a PowerSource bank account some uncertainty remains that this system will work properly and may create delays in payments to PowerSource.

3. Electronic data interface (EDI) protocols with the three UDCs must be maintained with a high degree of precision or the potential for disrupted operations is possible and may cause a delay of payments due to PowerSource.

4. Maintain continued expansion of marketing activities. These independent sales groups need to meet the current sales projections anticipated by PowerSource, until sales are actually achieved there is a risk of not obtaining these goals.

5. A continued influx of investor funds is needed to fuel expansion. New customer growth is dependent on obtaining investor funds to pay the up-front commissions demanded by marketers. The availability of these funds is uncertain and dependent on general economic conditions of the financial markets and on the specific continued economic interest of investors in PowerSource.

As of the date of this filing, (August, 2001), the State of California has been in the midst of an energy crisis; with the result being that wholesale prices skyrocketed. Due to the "regulations" surrounding the deregulation of the energy market, a situation was created whereby the retail (consumer) prices were fixed, but wholesale prices fluctuated with the market. With the prospects of "guaranteed" losses, the Company exercised its right to move the customer base back to the respective utilities until such time that the market stabilizes at a level where the providers of energy can make a profit. We expect this to occur during the second half of 2001, but the Company will hold off until there is assurance that this regulatory situation has been rectified.

INDUSTRY

The restructuring of the electric utility industry in California allows electric service providers like PowerSource to provide its customers with power derived only from resources that are less harmful to the environment and renewable in nature. The use of these resources helps clean up California's air, reduces greenhouse emissions and supports in-state energy industries. The California Energy Commission selects the specific resources that comply with these environmental standards. This agency has determined that the following resources should be included in the renewable category: biomass, digester gas, geothermal, small hydro, landfill gas, municipal solid waste, photovoltaic, solar thermal, waste tire, and wind. By purchasing from this group of energy resources, PowerSource is able to participate, along with 14 other companies, in a $75 million plus pool set aside for discounts to customers using green energy.

MARKETING MATERIALS

In its search for business opportunities, PowerSource intends to use the Company's standard promotional material, including full-color marketing brochures, an internet website, information contained in a sales training manual, and a future public/investor relations packet. As of August 2001, the Company uses two (2) websites, mypower.com and energyguide.com, as a method of advertising its products and services. As of August 2001, the Company has no plans to use the newspaper or other types of print mediums as a method of advertising.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

Experience has shown that potential customers need some education about "green" energy before committing to the service. This education process can occur either face-to-face or over a telephone. PowerSource employs two organizational approaches to obtain a sales force to offer this personal service, (1) independent agents, and (2) existing telemarketing firms.

As of August 2001, PowerSource has two independent agents. Both firms contact potential customers using crews of sales personnel that canvass neighborhoods door-to-door.

Two existing telemarketing firms are now marketing the PowerSource services. They have eight telemarketers and approximately one hundred telemarketers, respectively.

MARKET INFORMATION SOURCES

PowerSource is selling a premium product for which customers have demonstrated a willingness to pay extra. Findings from recent retail competition and green power pilot programs confirm numerous market studies that consistently show that more than 30% of residential customers are "very willing" to pay a premium for green power. Market studies also consistently show an additional 30% to 40% are "somewhat willing" to pay a premium for green power. This means a striking 60% to 70% of the residential market looks favorably on paying a premium for green power.

For example, on January 1, 1997, the Massachusetts Electric Company began delivering power for a retail competition pilot program involving the municipalities of Worcester, Lynne, Lawrence, and Northhampton. This was the first pilot program in the U.S. with a sufficiently large sample size and clear tabulation of results to provide meaningful data. Over 4,700 residential and small business customers chose to participate. Of those, 31% of residential customers chose to purchase an environmentally differentiated, "green" commodity option. Over 53% of customers who chose a green option chose the most aggressive and environmentally beneficial product, and paid a 12.1% premium, the highest of all of the options. This pilot offers clear proof of the willingness of a large percentage of the residential segment to pay a premium for perceived environmental benefit.

In addition, over thirteen U.S. utilities have recently launched green power pilot programs, 20 more are planning such programs. These programs are typically small and not aggressively marketed by the host utility. However, they clearly indicate that customers will pay a premium for green power.

At Traverse City Light & Power in Michigan, customers of their wind power program pay a 23% premium over current rates. The program is sold out, and has a long waiting list. The utility is planning to build more green supply to serve this strong demand.

At the Sacramento Municipal Utility District, subscription in their "Greenergy" program has been growing steadily since its introduction in August of 1997. Customers in this program pay an approximate 20% premium over normal utility rates.

Other existing utility programs vary greatly in their offerings, marketing effort, and methodologies, but universally show that customers are willing to pay a premium for green power.

For the California market specifically, PowerSource relies on the results from The League of Conservation Voters. This League commissioned a statewide California residential survey in September 1996. Fairbank, Maslin, Maullin & Associates conducted the survey according to stringent polling standards. It asked, "If you were sure that the money you spend for electrical energy was paying for clean alternative sources of power and not for electricity from nuclear or coal plants, how willing would you be to pay approximately 10% more on your monthly bill?" Approximately 32% of respondents said they were "very willing" to pay more. Another approximately 38% said they were "somewhat willing" to pay more. Only 30% said they were either "not very willing" (12%) or "not at all willing" (18%) to pay a 10% premium.

PROTECTED TERRITORIES - DISTRICTS

The Company entered into marketing agreements with five limited liability partnerships (the "Partnerships") for eight geographic territories throughout the State of California ("Districts"). Pursuant to these marketing agreements, the Partnerships have agreed to make payments to the Company in consideration for the exclusive right to sell the Company's power in certain geographic territories or Districts. As of July 31, 2001, two of the five marketing agreements with the limited liability partnerships have been canceled. The three remaining marketing agreements are with Energy District 111 LLC, Premier Energy Group LLP, and Paramount Energy Group LLP. Independent sales agents perform the sales of all Districts. These sales agents are acting on an independent contractor basis for the Company and none of the sales agents are partners, joint venture partners, employees, or franchisers of the Company.

Under the terms of the marketing agreements, each Partnership has agreed to pay a one-time fee to the Company of $210,000 for its exclusive right to sell the Company's power in a particular District. The Partnerships have also agreed to utilize its best efforts to obtain customers for the Company's power in those geographic Districts, and to purchase all power for its customers from the Company at the Company's prevailing rates. Several of the Partnerships are in the process of raising capital to finance their individual marketing programs to sell the Company's power. There is no assurance that any of the Partnerships will be able to raise adequate capital, to implement their planned marketing programs, to make payments to the Company or otherwise perform their other obligations to the Company under the marketing agreements. In the future, the Company may repurchase these marketing territories from the Partnerships through an exchange offer. (i.e. exchanging shares of the Company's Common Stock for the outstanding limited liability partnership units). If the Company decides to repurchase the marketing territories, the repurchase price for the units may equal 125% or more of the fair market value of the units or the then stock value of the Company at the time of exchange.

The Company intends to replicate its operating model across the nation as other states and utilities ready themselves for deregulation. After California, the marketing focus will be directed towards states where electrical usage costs are between $0.08 and $0.14 per kWh. Potential states include Nevada, New Mexico, Arizona, Texas, the New England states, the Northeast and mid-Atlantic states and Florida. This group represents over $100 billion in electricity charges per year. As of August 2001, there are more than 40 states at various stages of examining ways to enhance competition in the marketing of electricity. The Company's management believes that these developments and financial considerations indicate that there is a vast market potential for the Company's electricity re-selling services.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

On December 15, 1998 the Company entered the "premium green energy market" in California. The premium green energy market refers to the suppliers of environmentally friendly energy forms such as wind, geothermal and solar power. Accordingly, the Company introduced two products, PowerGreen 100 and PowerGreen 25, which qualify as premium green energy. The price, terms and conditions of the PowerGreen 100 and PowerGreen 25 products were fully described in Item 21(4L) to the Form 10-SB filing for September 1999.

COMPETITION

The California Public Utilities Commission (CPUC) has licensed almost 300 Electric Service Providers (ESP's) in the State of California including PowerSource. The Company estimates that since the market opened in 1998, only 25 ESPs in addition to PowerSource remain in full compliance with CPUC mandates. In addition, only 12 companies, including PowerSource, are believed to be licensed as Renewable Electric Service Providers in California. The Company's competitors include approximately 15 other established utilities and power providers in the State of California.

The Company's target market can be divided into three major segments:

(1) large industrial customers,
(2) small to medium-sized commercial customers, and
(3) residential customers.

The most competitive market is the large industrial segment. Most of the very large ESPs have targeted industrials as their sole marketing focus. While PowerSource intends to target this market, its emphasis is on the small to medium-sized commercial customers. In the small-to-medium market approximately five firms offer direct competition to PowerSource. In the residential market, the Company estimates that only 19 ESPs are active. Most of the Company's competitors have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial, technical, and marketing resources than the Company. The Company is competing for highly qualified technical and managerial personnel since it must install a sophisticated power purchasing and billing system for its business. There is no assurance that the Company will be able to compete successfully in the power provision business or in recruiting qualified personnel.

PRINCIPAL SUPPLIERS

The Company's principal suppliers are lower-cost electrical power suppliers in the Western United States. As of August 2001, this region has a surplus of low-cost power, which the Company believes will continue for approximately the next four years. As of August 2001, PowerSource is positioned to secure low-cost bulk supplies through power marketing firms specializing in this area. Power supply contracts are obtained from these low-cost sources as customer loads grow to the levels that permit economic purchases.

When customer electrical load requirements grow to a sufficient level, PowerSource expects to issue a Request for Proposal ("RFP") to a small number of well-known highly regarded companies who perform bulk purchasing functions and supply industry services. These companies have strong reputations and market presence in their respective fields. In its RFP, the Company will adhere to its strategy of partnering with industry leaders. PowerSource expects to negotiate a highly favorable bulk and service purchasing contract if PowerSource's customer base expands sufficiently.

One of PowerSource's principal energy suppliers is the Automated Power Exchange
(APX). Through the deregulation of the power industry, all power generators must purchase and sell power from the APX in an effort to level the playing field in the energy industry.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

As of August 2001, the Company does not depend on one or a few customers. The Company's products and services require a large customer base.

PATENTS, TRADEMARKS AND LICENSES

On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transaction Marketer/Public Utility Company (docket # ER98-3052-000), which automatically became effective on August 14, 1998. When filing documents with Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, the Office of Electric Power Regulation granted the Company's request for blanket approval of issuances of securities effective August 10, 1998.

On December 19, 1997 PowerSource was licensed as an Energy Service Provider (license #1237). The Company has also met the necessary criteria to be a Registered Renewable Provider and received its registration from the California Energy Commission on March 23, 1998 (license # CEC-91237). On December 17, 1998, the California Energy Commission approved PowerSource as a renewable provider for the product named "PowerGreen - 100" (license # CEC-91237-B). On January 4, 1999, the California Energy Commission approved PowerSource as a renewable provider for the product named "PowerGreen - 25" (license # CEC-91237-A). PowerSource has not applied for any patents and does not intend to do so in the foreseeable future.

TRADEMARK APPLICATION STATUS

A service mark application filed with the United States Department of Commerce, Patent and Trademark Office on August 2, 1998 was declined on August 24, 1999 due to prior existence of similar names in unrelated industries. The Company is contemplating a new filing under a different name in the near future. The Company has not been issued any registered trademarks for its "PowerSource" trade name.

GOVERNMENTAL APPROVAL.

PowerSource has received all necessary governmental approvals at the federal and state levels necessary to transact business as a Power Marketer and Energy Service Provider.

GOVERNMENT REGULATIONS

As a licensed purchaser and reseller of energy, the Company is subject to extensive government regulation from federal and state government agencies. The California Public Utilities Commission ("CUPC") regulates utilities and other purchasers and sellers of power at the state level. At the federal level, the Federal Energy Regulatory Commission ("FERC") regulates the purchase and sale of energy and power. The Company has received licenses from the CPUC and FERC. However, many of the regulations that customarily apply to traditional Public Utilities have been waived or relaxed for power marketers. As a result, rates are determined by supply and demand.

The Company is also subject to extensive federal, state, and local Government regulation applicable to businesses in general. The trend in governmental regulations on the electric utility industry has consistently moved toward increased levels of competition over the last several years.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is a marketer of electric power and does not assume any of the responsibilities associated with environmental compliance laws or regulations. PowerSource may, indirectly, be impacted by the cost of environmental compliance by some of the power plants from which it purchases power, but the Company will retain the ability to seek other power sources such as solar power and renewable energy, if a power source is found to have substantial environmental problems.

EMPLOYEES

As of August 2001, PowerSource has six full time employees. In addition, the Company retains, on an as needed basis, various expert consultants and specialized professional support in the areas of legal, financial, and computer operations.

Item 2. Description of Property
-------------------------------

Our principal executive offices occupy approximately 2,100 square feet of space in Los Angeles, California under a lease expiring on July 31, 2002. We believe that our space is adequate for our reasonably foreseeable future needs.

Item 3. Legal Proceedings
-------------------------

On February 24, 2000, Keystone Energy Services, Inc., filed a complaint against the Company and its President, E. Douglas Mitchell, individually, in Los Angeles Superior Court alleging: (1) fraud; (2) conversion; (3) negligence; (4) misappropriation of trade secrets; and (5) unfair business practices. Keystone based its fraud claim primarily on alleged misrepresentations made by Mr. Mitchell about his qualifications and expertise in the energy field -- misrepresentations, which Keystone alleges, caused it to employ Mitchell as an energy consultant. Keystone based its conversion claim on its allegation that Mr. Mitchell refused to return Keystone's computer trade secrets, and other proprietary information. Keystone based its negligence claim on its allegation that Mr. Mitchell did not perform the duties that he agreed to undertake on Keystone's behalf with the care required of an expert in the energy field. Keystone brought its claim of misappropriation of trade secrets against both Mitchell and the Company, and Keystone based the claim on its allegation that Mr. Mitchell obtained Keystone trade secrets while working for it and used the information for his personal benefit as well as for the benefit of the Company. Keystone based this claim on its allegation that Mr. Mitchell's use of Keystone's confidential and proprietary information while working for the Company allowed both defendants to compete unfairly with Keystone in the nationwide power markets. On March 27, 2001, the case was settled without any monetary effect.

There is no litigation pending as of July 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted during the fourth quarter of 1999 to a vote of our security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

A)  MARKET INFORMATION

Our Common Stock is traded on the Nasdaq National Market under the symbol "PSRE." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market. Trading commenced on June 17, 1999.

                                           Price Range of Common Stock
                                           ---------------------------
                                               High              Low
                                               ----              ---
         1998
              First Quarter                     N/A              N/A
              Second Quarter                    N/A              N/A
              Third Quarter                     N/A              N/A
              Fourth Quarter                    N/A              N/A
         1999
              First Quarter                     N/A              N/A
              Second Quarter                    5.38             5.38
              Third Quarter                     5.38             4.50
              Fourth Quarter                    5.38              .51
         2000
              First Quarter                     3.00              .25
              Second Quarter                    1.20              .13
              Third Quarter                      .45              .16
              Fourth Quarter                     .70              .14

On June 29, 2001, the last sale price of our common stock reported on the Nasdaq National Market was $.16 per share.

The Company's transfer agent is:
              Manhattan Transfer
              58 Dorchester Rd.
              Lake Ronkonkoma, NY 11779
              631-585-7341

B)  SECURITY HOLDERS

As of July 31, 2001, there were approximately 300 holders of record of our common stock.

C)  DIVIDENDS PAID

No dividends were paid by the Company in 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

The following discussion and analysis should be read in conjunction with the Company's financial statements, related notes, and other information included in this annual report on Form 10-KSB.

RESULTS OF OPERATIONS

For the year ended December 31, 1999, revenues totaled approximately $18,000. This compares to revenue of $0 for 1998. Expenses totaled approximately $1.54 million, compared with expenses of approximately $536,000 for 1998. The Company was a start-up until late 1999, when they started selling energy to consumers.

General and administrative expenses during 1999 and 1998 were attributable almost exclusively to professional fees incurred in the start-up of the business. This activity accelerated substantially in 1999, accounting for the increase from approximately $509,000 in 1998 to approximately $1,492,000 in 1999.

The net loss in 1999 was approximately $1.55 million compared with a net loss in 1998 of approximately $542,000. This is due to the Company's ongoing transition from a start-up to an operating company.


LIQUIDITY AND CAPITAL RESOURCES

As a requirement to provide electricity, Senator Associates, Ltd., (a Hungarian Corporation) on behalf of the Company executed, and delivered, without charge to the Company, a Letter of Credit (LC) in the amount of $26,000 placed with Bankers Trust, (a U.S. bank), as trustee for the benefit of Automated Power Exchange Inc. This amount is to be used to recover any unpaid balance in the event that the Company defaults on its payment. This LC cannot be drawn upon as long as the Company is doing business with Automated Power Exchange Inc.

On October 12, 1999 the Company secured a $3 million line of credit from Prestige Capital. Funds can be drawn up to 70% of the Company's trade receivables. As of December 31, 1999, there were no amounts due on the line of credit.

Cash balance as of 12/31/99 was approximately $1,400.

INFLATION

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

RISK FACTORS

California is one of the first states to deregulate the electric industry to create competition in that industry. Management believes that the Company has a window of opportunity to develop a network dedicated to providing electricity at competitive rates. There is no assurance, however, that the Company will be successful in developing a network of electricity suppliers and purchasers.

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

The Company reflects deferred revenue from affiliated distributors from the sale of geographic territories in California to independent affiliated and unaffiliated marketing companies in consideration for a single one-time payment. The Company also expects to earn revenues by selling power to the distributors' customers at a profit. The deferred revenue on the financial statements represents the one time initial payment of the distributors to the Company. There is no assurance that the Company will earn significant revenues or that investors will not lose their entire investment.

Since the passage of recent utility deregulation laws by the California legislature, the market for electrical power in the State of California is intensely competitive. The market is also intensely competitive throughout the United States. The Company's principal competitors include large utility companies and a myriad of other independent licensed purchasers and sellers of electrical power. These competitors have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial, technical, and marketing resources than the Company. The Company believes that the principal factors affecting competition in its market include name recognition, the ability to aggregate customers and purchase and sell power at a profit, the ability to attract and service customers, and the ability to find low cost, reliable suppliers. Other than licensing requirements and the time necessary to enter the market, there are no significant proprietary or other barriers of entry that could keep potential competitors from providing competing services in the Company's market. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

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

As of the date of this filing, (August, 2001), the State of California has been in the midst of an energy crisis; with the result being that wholesale prices skyrocketed. Due to the "regulations" surrounding the deregulation of the energy market, a situation was created whereby the retail (consumer) prices were fixed, but wholesale prices fluctuated with the market. With the prospects of "guaranteed" losses, the Company exercised its right to move the customer base back to the respective utilities until such time that the market stabilizes at a level where the providers of energy can make a profit. We expect this to occur during the second half of 2001, but the Company will hold off until there is assurance that this regulatory situation has been rectified.

Item 7. Financial Statements.
-----------------------------






                             POWERSOURCE CORPORATION

                              Financial Statements
                               for the years ended
                           December 31, 1999 and 1998

                          Independent Auditors' Report



To the Board of Directors and Stockholders of PowerSource Corporation
Los Angeles, California


We have audited the accompanying balance sheet of PowerSource Corporation as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerSource Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,549,582 during 1999 and as of December 31, 1999 had a working capital deficit of $1,004,777 and has had limited revenues to date. As a result of these and other factors, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in note 2 to the financial statements.



                                                    Pannell Kerr Forster
Los Angeles, California                             Certified Public Accountants
September 6, 2000                                   A Professional Corporation

                          INDEPENDENT AUDITORS' REPORT



To The Board of Director and Stockholders of
POWERSOURCE CORPORATION
Los Angeles, California



We have audited the accompanying balance sheet of PowerSource Corporation as of December 31, 1998 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerSource Corporation as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net operating loss of $542,043 in 1998 and has had limited revenues to date. As a result of these and other factors, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in note 2 to the financial statements.





Los Angeles, California                             Bandari & Associates
March 5, 1999                                       Certified Public Accountants


                                       POWERSOURCE CORPORATION

                                            BALANCE SHEET
                               December 31, 1999 and December 31, 1998


                                               ASSETS
                                                                        12/31/99          12/31/98
                                                                      ------------      ------------
CURRENT ASSETS
      Cash                                                            $     1,408       $       620
      Accounts Receivable                                                  17,345                --
      Letter of Credit                                                         --                --
                                                                      ------------      ------------
                Total Current Assets                                  $    18,753       $       620
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                55,937             8,640
                                                                      ------------      ------------

OTHER ASSETS
      Investment In Oil And Gas Properties                                 13,375            13,375
      Deposits                                                              1,774                --
                                                                      ------------      ------------
                Total Other Assets                                     $   15,149       $    13,375
                                                                      ------------      ------------

                Total Assets                                          $    89,839       $    22,635
                                                                      ============      ============

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 CURRENT LIABILITIES
      Accounts Payable And Accrued Expenses                           $   129,938       $    36,028
      Accrued Wages                                                       802,133                --
      Income Taxes Payable                                                    800               800
      Payroll Tax Payable                                                      --               542
      Interest Payable                                                     10,000             5,600
      Notes Payable                                                        65,700            90,000
      Capitalized Lease Obligation (current portion)                       14,959                --
                                                                      ------------      ------------
                Total Current Liabilities                               1,023,530           132,970
                                                                      ------------      ------------
 LONG-TERM LIABILITIES
      Capitalized Lease Obligation (net of current portion)                39,959                --
      Deferred Revenue                                                    335,775            10,500
                                                                      ------------      ------------
                Total Long-Term Liabilities                               375,734            10,500
                                                                      ------------      ------------

STOCKHOLDERS' (DEFICIT)
      Common stock, par value $ .001, 40,000,000 authorized,
        5,661,069 and 5,408,161 shares issued and outstanding               5,661             5,408
      Paid-in capital in excess of par value                              764,520           403,781
      Preferred stock, par value $ 100, 10,000,000 authorized,
        5,350 shares issued and outstanding                                13,375            13,375
      Accumulated Deficit                                              (2,092,981)         (543,399)
                                                                      ------------      ------------
                Total Stockholders' (Deficit)                          (1,309,425)         (120,835)
                                                                      ------------      ------------

                Total Liabilities and Stockholders' (Deficit)         $    89,839       $    22,635
                                                                      ============      ============


                                       POWERSOURCE CORPORATION

                                  CONDENSED STATEMENT OF OPERATIONS
                     Twelve Months Ended December 31, 1999 and December 31, 1998
                                             (Unaudited)


                                                 12 Months Ended   12 Months Ended
                                                     12/31/99          12/31/98
                                                   ------------      ------------
REVENUES
          Net Sales                                $    18,408         $      --
          Cost of Sales                                 14,676                --
                                                   ------------      ------------
                Gross Profit                             3,732                --
                                                   ------------      ------------

EXPENSES
          Selling Expenses                              49,391            26,911
          General And Administrative Expenses        1,492,040           508,732
                                                   ------------      ------------
               Total Expenses                        1,541,431           535,643
                                                   ------------      ------------

INCOME (LOSS) FROM OPERAITONS                       (1,537,699)         (535,643)
                                                   ------------      ------------

OTHER INCOME (EXPENSE)
          Interest Expense                              11,083             5,600
          Gain on Sale of Equipment                         --                --
                                                   ------------      ------------
                Total Other Expenses                    11,083             5,600
                                                   ------------      ------------

LOSS BEFORE PROVISON FOR INCOME TAXES               (1,548,782)         (541,243)
                                                   ------------      ------------

PROVISION FOR INCOME TAXES                                 800               800

NET (LOSS)                                         $(1,549,582)      $  (542,043)
                                                   ============      ============

NET (LOSS) PER COMMON SHARE                        $     (0.28)      $     (0.15)
                                                   ============      ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                                   5,508,481         3,625,217
                                                   ============      ============


                                                 POWERSOURCE CORPORATION

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          Twelve Months Ended December 31, 1999
                                                       (Unaudited)

                                                            Common Stock
                                   Preferred      -------------------------------    Paid-In           Accumulated
                                     Stock             Shares            Amount      Capital              Deficit          Total
                                 -------------    ---------------    ------------  ---------------    --------------   -------------
Balance December 31, 1997        $          -          1,356,000     $     1,356   $            -     $      (1,356)   $          -

Founders' shares issued for cash                       3,642,004           3,642                                              3,642

Issuance of shares pursuant to
reorganization agreement                                 169,157             169           42,310                            42,479

Issuance of 5,350
preferred shares pursuant to
reorganization agreement               13,375                                                                                13,375

Sale of shares for cash                                  241,000             241           86,471                            86,712

Donated Services                                                                          275,000                           275,000

Net Loss                                                                                                   (542,043)       (542,043)
                                 -------------    ---------------    ------------  ---------------    --------------   -------------
Balance January 1, 1999                13,375          5,408,161           5,408          403,781          (543,399)       (120,835)

Sale of Shares For Cash                                  103,608             104          258,916                          $259,020

Issuance of Shares
   For Consulting Services                               149,300             149          101,823                          $101,972

Net Loss                                                                                                 (1,549,582)    ($1,549,582)

                                 -------------    ---------------    ------------  ---------------    --------------   -------------
Balance December 31, 1999        $     13,375          5,661,069     $     5,661   $      764,520     $  (2,092,981)   $ (1,309,425)
                                 =============    ===============    ============  ===============    ==============   =============

                                                 POWERSOURCE CORPORATION

                                                 STATEMENT OF CASH FLOWS
                               Twelve Months Ended December 31, 1999 and December 31, 1998
                                                       (Unaudited)


                                                                                12 Months Ended    12 Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                               12/31/99           12/31/98
                                                                                   ------------      ------------
  Net Loss                                                                         $(1,549,582)      $  (542,043)
  Adjustment to reconcile net income to net cash
    provided by operating activities
           Depreciation                                                                 15,268             2,024
           Shares Issued for Payment of Consulting Services                            101,972                --
           Donated Services                                                                 --           275,000
           Changes in operating assets and liabilities
                      Accounts Receivable                                              (17,345)               --
                      Note receivable                                                       --                --
                      Prepaid                                                               --                --
                      Deposits                                                          (1,774)               --
                      Accounts Payable                                                  93,911            36,028
                      Accrued Wages                                                    801,591               542
                      Taxes Payable                                                         --               800
                      Interest Payable                                                   4,400             5,600
                      Deferred Revenue                                                 325,275            10,500
                                                                                   ------------      ------------
                                Net Cash used by Operating Activities                 (226,284)         (211,549)
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets                                                                       --           (10,664)
                                                                                   ------------      ------------
                                Cash Used by Investing Activities                           --           (10,664)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on Notes Payable and Capital Lease Obligations                          (31,948)               --
      Proceeds from Notes Payable                                                                         90,000
      Issuance of Common Stock                                                         259,020           132,833
                                                                                   ------------      ------------
                                Net Cash Provided By Financing Activities              227,072           222,833
                                                                                   ------------      ------------

NET INCREASE IN CASH                                                                       788               620
                                                                                   ------------      ------------

CASH - BEGINNING OF PERIOD                                                                 620                --
                                                                                   ------------      ------------

CASH - END OF PERIOD                                                               $     1,408       $       620
                                                                                   ============      ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

        Cash used for Income Tax Payments                                           $       800       $       800
                                                                                   ============      ============
        Cash used for Interest Payments                                             $     6,683       $        --
                                                                                   ============      ============

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITY:

         In 1999, the Company capitalized leased assets and recorded an offsetting capital lease obligation of $62,565.

         In 1998, the Company issued 5,350 shares of its convertible preferred stock, in exchange for certain oil and gas properties.

                                                      19

                             POWERSOURCE CORPORATION

                          Notes to Financial Statements
                           December 31, 1999 and 1998



Note 1 - The Company
--------------------

Reporting entity
----------------

PowerSource Corporation (a Nevada Corporation), formerly known as American Gas Corporation, was originally formed in March of 1990. PowerSource Corporation is a registered electric service provider and through the assistance of certain other companies, has procured permits to provide electric service to residential, commercial and industrial customers located in the state of California.

           Risk factors
           ------------

           California is one of the first states to deregulate the electric industry to create competition in that industry. Management believes that the Company has a window of opportunity to develop a network dedicated to providing electricity at competitive rates. There is no assurance, however, that the Company will be successful in developing a network of electricity suppliers and purchasers.

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

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998



Note 1 - The Company (continued)
-------------------------------

           Risk factors (continued)
           -----------------------

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

Note 2 - Basis of presentation and going concern
------------------------------------------------

The accompanying financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of the Company's losses from operations and working capital deficiency to service its debt obligations, such realization of assets and liquidation of liabilities is subject to significant uncertainties. Further, the Company's ability to continue as a going concern is dependent upon obtaining other sources of financing, achievement of profitable operations and the ability to generate sufficient cash from operations. The Company intends to focus its efforts on the marketing of electricity. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Summary of significant accounting policies
---------------------------------------------------

Cash flows
----------

For purposes of the statement of cash flows, the Company considers all cash investments and related deposits purchased with a maturity of three months or less to be cash equivalents.

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998




Note 3 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Use of estimates
----------------

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets over five years.

Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterment are capitalized.

Revenue recognition
-------------------

Revenue from sales of marketing territories is deferred until such time as the specified purchase price is received and any options to exchange interests in the related limited liability partnerships for equity interests in the Company have expired or have been waived by the option holder. Revenue is also earned as electric services are provided to customers.

Income taxes
------------

The Company recognizes the tax effect of transactions in the year in which such transactions enter into determination of net income regardless of when they are reported for tax purposes. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109 (Accounting for Income Taxes) in computing deferred income taxes. Deferred income taxes, when shown, result primarily from different depreciation methods for book and tax purposes.

Earnings per share
------------------

Earnings per share is calculated using the weighted outstanding common shares and equivalents during the period. Common share equivalents are not included in the calculation for periods when loss from operations are incurred as the effect would be antidilutive, see note 11.

Donated services
----------------

Included in general and administrative expenses for 1998 are charges of $275,000 representing the reasonable value of services donated to the Company by its four officers.

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998



Note 3 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Other comprehensive income
--------------------------

The Company has no material components of other comprehensive income (loss) and, accordingly, net loss is equal to comprehensive loss for all periods presented.

Fair value of financial instruments
-----------------------------------

The Company's cash, accounts receivable and notes payable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of their fair value.

Business segments
-----------------

The Company operates in one reportable segment: delivering electricity services to residential and commercial customers in Southern California.

Note 4 - Letter of credit
-------------------------

As a requirement to provide electricity, Senator Associates Ltd., (a Hungarian Corporation) on behalf of the Company executed, and delivered, without charge to the Company, a Letter of Credit in the sum of $26,000 to be placed with Bankers Trust, (a U.S. bank), as trustee for the benefit of Automated Power Exchange Inc. This amount is used to recover for any unpaid balance in the event that the Company defaults in its payment. This amount cannot be drawn as long as the Company is in business with Automated Power Exchange Inc.

Note 5 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                          1999         1998
                                                        --------     --------
         Furniture and fixtures                         $  1,906     $  1,906
         Office equipment                                 71,323        8,758
                                                        --------     --------
                                                          73,229       10,664
         Less: Accumulated depreciation                  (17,292)      (2,024)
                                                        --------     --------

                                                        $ 55,937     $  8,640
                                                        ========     ========

Note 6 - Investment in oil and gas properties
---------------------------------------------

In February 1998, PowerSource Ltd. (a Nevada Corporation) entered into a plan of reorganization with American Gas Corporation (a Nevada Corporation), then a wholly-owned subsidiary of Kensington International Holding Corporation AKA The Kensington Company, Inc. (a Minnesota Corporation and referred to hereinafter as "Kensington"), a fully reporting public company. Kensington retained fifteen (15%) percent (200,000 shares of the then issued common stock) and was granted 5,350 shares of American Gas Corporation's series A, $100 par value, preferred stock. The series A preferred stock is convertible into common stock, in five years, at $10 per share.

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998



Note 6 - Investment in oil and gas properties (continued)
--------------------------------------------------------

On May 12, 1998, American Gas Corporation's name was changed to PowerSource Corporation and became the Company. The acquisition was accounted for under the purchase method of accounting. As of the date of acquisition, the Company has recorded an investment in oil and gas properties of $13,375 based upon the fair value of the 5,350 preferred shares issued to Kensington.

Realization of the Company's investment in the oil and gas properties is contingent upon the Company's investment of about $100,000 as stated below in note 8, commitments. The Company has not invested any funds and has not entered into any contract for the proposed improvement.

Note 7 - Notes payable and capital lease obligation
---------------------------------------------------

Notes payable and capital lease obligation as of December 31, 1999 and 1998 consisted of the following:

                                                                  1999            1998
                                                                  --------      --------
          Note payable to Senator Associates, Ltd. is
           unsecured with interest at 7% (see note 11)            $ 65,700      $ 80,000

          Note payable to German Teitelbaum
            is unsecured and noninterest bearing                        --        10,000

          Capital lease obligation due in 48 monthly
           installments of $1,774, including principal
           and interest, with interest at 13.7%                     54,918            --
                                                                  --------      --------
                                                                   120,618        90,000
          Amount representing current portion                       80,659        90,000
                                                                  --------      --------

                                                                  $ 39,959      $     --
                                                                  ========      ========

Future minimum lease payments are as follows:

                     Year                                      Amount
                     ----                                     --------

                     2000                                     $ 21,289
                     2001                                       21,289
                     2002                                       21,289
                     2003                                        3,548
                                                              --------
                     Total future minimum
                      lease payments                            67,415
                     Less amount representing
                      interest                                  12,497
                                                              --------

                     Present value of future
                      minimum lease payments                  $ 54,918
                                                              ========

Note 8 - Commitments
--------------------

The Company has a line of credit from a financial institution with a $3,000,000 limit. Funds are to be made available at a rate of 70% of the Company's trade receivables. As of December 31, 1999, there were no amounts due on the line of credit.

Management has committed to invest an estimated amount of $100,000 on the Rosewood gas field to bring the lease and easement current, clean and repair the wells and pipelines, install a new compressor and reconnect to the Texas Gas Pipeline.

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998


Note 8 - Commitments (continued)
-------------------------------

The Company's office lease extends through March 31, 2000 with monthly payments of $2,104. A one year extension was signed effective August 1, 2000 with monthly payments of $2,348. Rent expense for the year ended December 31, 1999 was $25,739.

Future minimum lease payments as of December 31, 1999 are as follows:

                  Year                           Amount

                  2000                          $26,468
                  2001                           16,436
                                                -------

                                                $42,904
                                                =======

In the fiscal year ended December 31, 1998, as part of the reorganization plan with American Gas Corporation (see note 6), the Company was committed to pay a minimum fee or dividend to Kensington in the amount of $3,000 a month. In addition, the Company was committed to pay the president of Kensington $3,000 a month for consulting fees. As of December 31, 1999, no payments have been made and the expiration dates of the commitments to pay the monthly fees have not been determined. The accrued liabilities are reflected in the current liability portion of the accompanying balance sheet.

Note 9 - Provision for income taxes
-----------------------------------

At December 31, 1999, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $2,000,000 and $1,000,000, respectively, which expire through 2015 and 2005, respectively.

Under SFAS 109 "Accounting for Income Taxes", the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $800,000. The Company has also recorded a valuation account to fully offset the deferred benefit due to uncertainty of the realization of this benefit.

Note 10 - Common stock options and warrants
-------------------------------------------

The Company has not adopted a stock option plan under which employees (including officers), nonemployees directors, and independent consultants may be granted options to purchase shares of the Company's common stock. There were no stock options outstanding as of December 31, 1999 (see note 11).

Stock warrant activity is summarized as follows:
                                                                      Weighted
                                                                      Average
                                                       Number         Exercise
                                                      of Shares         Price
                                                      ---------       ---------

           Outstanding, January 1, 1998               $      -        $      -
                Granted                                150,000             .10
                Exercised                                    -               -
                Expired                                      -               -
                                                      ---------       ---------

           Outstanding, December 31, 1998              150,000             .10
                Granted                                 51,650            3.50
                Exercised                                    -               -
                Expired                                (51,650)          (3.50)
                                                      ---------       ---------

           Outstanding, December 31, 1999             $150,000        $    .10
                                                      =========       =========

                             POWERSOURCE CORPORATION

                           December 31, 1999 and 1998



Note 11 - Subsequent events
---------------------------

Settlement of note obligation
-----------------------------

On March 1, 2000, the Company issued 221,428 shares of its common stock as settlement of a note payable for $65,700 and accrued interest of $10,000 due to Senator Associates, Ltd. (see note 7).

Note payable in default
-----------------------

On February 15, 2000, the Company entered into a note payable agreement to borrow $210,000 with interest at 15%. The outstanding principal balance and unpaid accrued interest was due on August 14, 2000. The holder of the note may elect to receive payment of all principal and interest due by converting the note into 300,000 shares of the Company's common stock. As of September 6, 2000, the Company has not paid the note, and the note holder has not elected to convert the note into shares of the Company's common stock. According to the terms of the note agreement, the Company is in default.

Litigation
----------

The Company is a defendant in a lawsuit filed on February 25, 2000 based upon claims that the Company benefited from the use of certain proprietary or confidential information obtained or developed by the current president of the Company during the time he was employed by the plaintiff.

Management of the Company believes the Company has no liability, and intends to defend this matter to the fullest extent possible. Accordingly, no loss provision has been made in the accompanying financial statements regarding this matter.

Rescission of shares issued in 1999
-----------------------------------

During 1999, the Company recorded $1,993,192 in compensation expense to four of the Company's officers by issuing 2,546,828 shares of the Company's common stock. On July 3, 2000, all of these shares were rescinded and the officers were issued a total of 2,546,850 common stock options to be exercised at $.001 per share and expire on July 3, 2010. The trading value of the Company stock at July 3, 2000 was determined to be $.30 a share. As a consequence, the Company's December 31, 1999 financial statements includes $761,508 as wages payable and salaries expense for the stock options granted the four officers on July 3, 2000. As of September 6, 2000, no options were exercised or cancelled.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

Our directors and executive officers are as follows:

Name                    Age             Position
------------------     ------          ---------------------------------------

Illya Bond               49              Chief Executive Officer, and Director

German Teitelbaum        32              Chief Financial Officer, Secretary, and
                                         Director

Roman Gordon             48              Chairman of the Board of Directors

E. Douglas Mitchell      52              President and Director

Mark Haggerty            49              Director

Illya Bond, age 49, has been the Chief Executive Officer, and a director of the Company since its name change in May 1998. Mr. Bond has over 25 years experience in the investment-banking industry. He has participated in the underwriting of over $1 billion in real estate, alternative energy, and synfuel projects; working through the nation's largest broker/dealer firms, including Merrill Lynch and Dean Witter. Additionally, Mr. Bond assisted in the formation and capitalization of several domestic banks, savings and loans, and insurance companies, taking several of these firms public in the process, through initial public offerings and mergers. Mr. Bond participated in the following energy projects either as corporate developer, sponsor, or general partner: 7MW Photovolatic Solar Power Plant located in Carissa Plains, California; two of the world's largest ethanol generating plants located in the States of Iowa (5,000,000 gallons per month) and Nebraska (10,000,000 gallons per month); and Offshore Insurance Company (domiciled in New Zealand) specializing in property and casualty insurance risks. Mr. Bond received his Bachelors Degree from the University of California, Los Angeles.

German Teitelbaum, age 32, has been the Chief Financial Officer, Secretary, and a director of the Company since its name change in May 1998. Mr. Teitelbaum has over ten years experience in the theoretical foundations of electro-technology and international trades. Prior to joining the Company, Mr. Teitelbaum worked for Hydro Utility Company where he was responsible for applications of the physical foundations of electro-technology and internal combustion engines. He participated in the development of industrial and aviation projects, storage facilities, and marketing organizations. Mr. Teitelbaum graduated from Aerospace University in 1989 and holds a Bachelors Degree in Industrial Economics and Electronics.

Roman Gordon, age 48, has been the Chairman of the Board of Directors of the Company since its name change in May 1998. Mr. Gordon is also the President of Advanced Legal Management, a principal stockholder in the Company. Mr. Gordon has over 15 years combined experience in energy risk management and business management. Mr. Gordon was the Vice-President of Operations for Express Oil Company where he participated in oil market evaluation and environmental compliance. Previously, Mr. Gordon was the Chief Executive Officer of BioSystem, Inc. where he developed and implemented marketing plans and a comprehensive and customized Ayurvedic health program for national and international markets. From 1992 until 1994, Mr. Gordon was an officer of America Pacific Insurance Company where he was responsible for managing an advertising budget, building relationships with surplus line brokers, product development, generation of marketing plans, and growth initiatives. Mr. Gordon has experience in the fields of planning, development, and operations of the bulk power systems, as well as planning and analytical studies. He has performed many duties, including but not limited to management, marketing, training, operations and administration. Mr. Gordon received his bachelor degree in 1974 from Politechnical University in Civil Engineering.

Mark Haggerty, age 49, has been a director of the Company since its name Change in May 1998. Mr. Haggerty has been in the private practice of law since 1973 in the areas of municipal bonds, utilities, securities, and business law. From 1973 through 1985, Mr. Haggerty was a vice president and director of a twelve person law firm. From 1987 through 1993, Mr. Haggerty owned his own firm consulting for Johnson Controls, Bull HN, & Peoples Gas of Chicago on energy and co-generation projects. The energy projects included electrical and gas energy savings programs for customers such as the Chicago Housing Authority and Sara Lee foods. In 1993, Mr. Haggerty became the President of the Kensington, a public energy Company. Since 1995, Mr. Haggerty has been Chairman and Chief Executive Officer of American Gas Corporation, a former subsidiary of Kensington. Mr. Haggerty received his Juris Doctorate from the University of Minnesota Law School in 1973 and his Bachelors of Arts degree from the University of Minnesota in 1970. Mr. Haggerty is licensed as an attorney and has Series 7 and 63 NASD securities license.

E. Douglas Mitchell, age 52, has been the President of the Company since March 1999. He has over twenty years of experience working for electric utility Providers such as Keystone Energy. His experience includes supervising a group of professionals that purchased power supplies for San Diego Gas & Electric and was also a Manager of New Business Development at Enova Energy. He has written and presented several publications on energy and regulatory issues both nationally and internationally. Mr. Mitchell, as a Manager of Regulatory Policy, actively promoted the electric industry to electric utility regulators and legislators in eight western states.

COMMITTEES OF THE BOARD OF DIRECTORS

Executive Utility Committee
---------------------------

The Executive Utility Committee is comprised of high level professionals experienced in the power industry, computer industry, legal industry, international business, and engineering, who will render advice to the Company from time to time upon the request of the Company's Board of Directors.

Illya Goldin            Technical Support Supervisor

Ahmad Moradi            Computer Service Engineer

Michael Y. Vaiman       Load Forecasting

Illya Goldin, heads the Company's technical support department. He has over 15 years of experience in the electrical industry and is a licensed electrical contractor in the State of California. Mr. Goldin's responsibilities include the evaluation and provision of metering technology, communication of real time metering information, site diagnostics to identify and prevent service problems, innovative cost-of-service analysis, and power quality monitoring.

Ahmad Moradi, received his Bachelors Degree at Florida Atlantic University (FAU) in engineering and international business. In 1989, he received his Ph.D. in Management Information Systems from LaSalla University in Louisiana. During the past seven years, Dr. Moradi has been a director, officer, and consultant of a several companies. Currently, Dr. Moradi is the President of G4, Inc., a consulting firm, and a director of Dunhil-Medinet-Worldwide, Inc. and several other public companies. He is also the owner and shareholder of several private and public companies.

Michael Y. Vaiman, is the President and principal engineer of V&R Company, an energy systems research Company. Dr. Vaiman has published more than 65 articles devoted to issues of power system stability and control. He has also developed several software applications. Dr. Vaiman received his Masters in Electrical Engineering from Kaunas Polytechnic University in 1961, his Ph.D. in electrical engineering from Moscow University of Transportation Engineering in 1969, and his Doctor of Technical Sciences from St. Petersburg Polytechnic University in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors, or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Roman Gordon, the Company's Chairman did not file Form 3 to report his initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

German Teitelbaum, the Company's CFO did not file Form 3 to report his initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Illya Bond, the Company's CEO did not file Form 3 to report his initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

E. Douglas Mitchell, the Company's President did not file Form 3 to report his initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Mark Haggerty, a Director of the Company did not file Form 3 to report his initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Advanced Legal Management, Inc., a beneficial owner of more than 10% of the Company's common stock did not file Form 3 to report its initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Magnum Real Estate, Inc, a beneficial owner of more than 10% of the Company's common stock did not file Form 3 to report its initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Kensington International Holding Corp., a beneficial owner of more than 10% of the Company's common stock and 100% of the Company's preferred stock, did not file Form 3 to report its initial security holdings and has not filed Form 4 or Form 5 to report changes to such holdings.

Item 10. Executive Compensation
-------------------------------

                             Executive Compensation

         Name                   Position                            Salary
         -----------------------------------------------------------------------

         Illya Bond             Chief Executive Officer             $120,000

         E. Douglas Mitchell    President                           $ 80,000

        German Teitelbaum       Corporate Secretary and             $120,000
        Chief Financial Officer

         Roman Gordon           Chairman of the Board               $120,000

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors, and may receive a cash fee for attending meetings. The Company plans to establish a stock incentive program for the directors, executive officers, employees and key consultants of the Company. The Company anticipates that it will set aside approximately 30% of the issued and outstanding Common Stock of the Company for the stock incentive program.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth the certain information as of June 30, 2001 with respect to the beneficial ownership of our common stock by (1) each person known to us to own beneficially more than five percent (5%) of the outstanding shares of our common stock, (2) each of our directors, (3) each named officer, and (4) all our directors and executive officers as a group.

                  Name                                            Amount and
                  of                                              Nature of
                  Beneficial                                      Beneficial
Title of Class    Owner                                           Owner              % of Class
-----------------------------------------------------------------------------------------------

Common Stock      Kensington International Holding Corp (1a) ....   255,828             3.9%

Common Stock      Blue Grass Management and Operating Co (1b) ...   222,714             3.4%

Common Stock      German Teiltelbaum (3) ........................ 1,297,002            19.6%

Common Stock      Advanced Legal Management Inc.(4) ............. 1,240,002            18.7%

Common Stock      Magnum Real Estate, Inc.(5) ................... 1,297,001            19.6%

Common Stock      E. Douglas Mitchell  (Options)(6) ............    360,000             5.9%

Common Stock      Mark Haggerty.................... .............     1,312             0.0%

Common Stock      Haggerty & Associates(1b) ....... .............       390             0.0%
                                                                 -----------         -------

Common Stock      Directors and officers as a group ............. 1,658,704            41.1%

Preferred Stock   Kensington International Holding Corp .........     5,350           100.0%


(1a) Mark Haggerty, a director of the Company, is the President of Kensington. The Company issued 150,000 Class A Warrants to Kensington to purchase 150,000 shares of the Company's Common Stock for a purchase price of $.10 per share, exercisable at any time until February 12, 2001. The shares indicated on the table include the shares issuable upon the exercise of the Class A Warrants.

(1b) Mr. Haggerty also controls Blue Grass Management, and Haggerty &
Associates.

(2) Each outstanding share of Preferred Stock is convertible into a share of Common Stock for a price of $10.00 per share at any time until February 15, 2003.

(3) German Teitelbaum is a director, Chief Financial Officer, and Secretary of the Company. Also includes 649,450 shares which Mr. Teitelbaum may purchase upon the exercise of certain stock options.

(4) Roman Gordon, is the Chairman of the Board of the Company, is the President of Advanced Legal Management Company, Inc.

(5) Illya Bond, the Chief Executive Officer and a director of the Company, is the President of Magnum Real Estate, Inc.

(6) Douglas E. Mitchell, is President and director of the Company.

SOLE INVESTOR POWER

As of the date of this filing, each of the Company's principal stockholders has sole investment power and sole voting power.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Advanced Legal Management Company, Inc., a principal stockholder of PowerSource, is a consulting and management services firm for small business clients. Advanced Legal Management does not employ any attorneys or provide any legal services for its clients. Advanced Legal Management is wholly-owned by Roman Gordon.

Magnum Real Estate, Inc., a principal stockholder of PowerSource, is a real estate consulting and management services firm. Magnum Real Estate, Inc. is wholly-owned by Illya Bond.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements (included in Item 8):

                  -        Independent Auditors' Report

                  -        Balance Sheets as of December 31, 1999
                           and 1998

                  -        Statements of Operations for the years
                           ended December 31, 1999 and 1998

                  - Statements of Changes in Stockholders' Deficit for the years ended December 31, 1999 and 1998

                  -        Statements of Cash Flows for the years
                           ended December 31, 1999 and 1998

                  -        Notes to Financial Statements

(2) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

3.2.1    Hobart Building Office Lease                                     (1998)
3.3.1    Prestige Capital - Financing Agreement                           (1999)
3.4.1    Selling Agreement - Power Capital Funding Group                  (1998)
3.4.3    Agent Agreement - Energy Wize                                    (1999)

(b) Reports on Form 8-K

None

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSource Corporation

By /S/ Illya Bond
   -------------------------------

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


//s Illya Bond
---------------------------     ---------------------------     ----------------
Illya Bond                      Chief Executive Officer         August 15, 2001


/s/ E. Douglas Mitchell
---------------------------     ---------------------------     ----------------
E. Douglas Mitchell             President                       August 15, 2001

================================================================================