Form 10KSB
period 2000-12-31
POWERSOURCE CORP
filed 2001-08-17
CIK 1076564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-KSB
                          -----------------------------
(MARK ONE)

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The registrant's revenues for the year ended December 31, 2000 were $1,807,689.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                             POWERSOURCE CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                              ITEMS IN FORM 10-KSB

                                                                            PAGE
                                                                            ----
                                    PART I.

Item 1.   Description of Business.........................................     3

Item 2.   Description of Property.........................................    10

Item 3.   Legal Proceedings...............................................    10

Item 4.   Submission of Matters to a Vote of Security Holders.............    10

                                    PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters........    10

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    11

Item 7.   Consolidated Financial Statements...............................    13

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................    25

                                    PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............    26

Item 10.  Executive Compensation..........................................    27

Item 11.  Security Ownership of Certain Beneficial Owners and Management..    28

Item 12.  Certain Relationships and Related Transactions..................    29

Item 13.  Exhibits and Reports on Form 8-K................................    29

Signatures................................................................    30

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

The other product, PowerGreen 25, will be offered selectively to major organizations. This product is used for publicity reasons and to maintain a low-cost option that will likely produce greater profit margins in the future. (Beyond the year 2003) No sales of the PowerGreen 25 product have been attempted to date.

PowerSource's wholly-owned subsidiary, GreenView Energy, Inc. (GreenView) is a Delaware Corporation, formed on November 2, 2000 to expand PowerSource's positioning in the energy market place. GreenView focuses on energy efficiency products for industrial, commercial and governmental applications.

GreenView's flagship product is Stabilux(TM), a voltage regulator that stabilizes voltage and manages lighting for various applications. Stabilux(TM) is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use throughout Europe.

GreenView has obtained, through EconoWatt Corporation, the exclusive rights to market, sell, service and promote Stabilux(TM) in the United States. GreenView is developing a network of dealerships and distributorships to market, sell, install and service the Stabilux(TM) units.

Principal markets for Stabilux(TM) include medium to large lighting applications where voltage stabilization and/or energy management is important. Stabilux(TM) can be used with all lamp types and ballasts found in commercial, industrial, and government facilities.

GreenView's authorized dealers and distributors are companies and individuals that currently provide energy management and electrical retrofitting services to GreenView's target market.

Stabilux(TM) has only one competitor in the United States, Electric City (OTC:
ELC) from Illinois. Electric City has a similar unit, however it differs in numerous operational features that are important in stabilizing voltages for proper lighting applications. Stabilux(TM) is ETL Listed for the U.S. market and is ISO 9001 compliant. Stabilux(TM) is certified under ISO 14001, which identifies products that are produced using environmentally safe and sound standards.

GreenView had no activity in 2000.

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

MARKETING MATERIALS

In its search for business opportunities, PowerSource intends to use the Company's standard promotional material, including full-color marketing brochures, an internet website, information contained in a sales training manual, and a future public/investor relations packet. The Company currently uses two (2) websites, mypower.com and energyguide.com, as a method of advertising its products and services. At this time the Company has no plans to use the newspaper or other types of print mediums as a method of advertising.

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

PowerSource now has two independent agents. Both firms contact potential customers using crews of sales personnel that canvass neighborhoods door-to-door.

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

PowerSource's wholly-owned subsidiary, GreenView Energy, Inc. (GreenView) is a Delaware Corporation, formed on November 2, 2000 to expand PowerSource's positioning in the energy market place. GreenView focuses on energy efficiency products for industrial, commercial and governmental applications.

GreenView's flagship product is Stabilux(TM), a voltage regulator that stabilizes voltage and manages lighting for various applications. Stabilux(TM) is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use throughout Europe.

GreenView has obtained, through EconoWatt Corporation, the exclusive rights to market, sell, service and promote Stabilux(TM) in the United States. GreenView is developing a network of dealerships and distributorships to market, sell, install and service the Stabilux(TM) units.

Principal markets for Stabilux(TM) include medium to large lighting applications where voltage stabilization and/or energy management is important. Stabilux(TM) can be used with all lamp types and ballasts found in commercial, industrial, and government facilities.

GreenView's authorized dealers and distributors are companies and individuals that currently provide energy management and electrical retrofitting services to GreenView's target market.

Stabilux(TM) has only one competitor in the United States, Electric City (OTC:
ELC) from Illinois. Electric City has a similar unit, however it differs in numerous operational features that are important in stabilizing voltages for proper lighting applications. Stabilux(TM) is ETL Listed for the U.S. market and is ISO 9001 compliant. Stabilux(TM) is certified under ISO 14001, which identifies products that are produced using environmentally safe and sound standards.

GreenView had no activity in 2000.

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

PATENTS, TRADEMARKS AND LICENSES

On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transaction Marketer/Public Utility Company (docket # ER98-3052-000), which automatically became effective on August 14, 1998. When filling documents with Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, the Office of Electric Power Regulation granted the Company's request for blanket approval of issuances of securities effective August 10, 1998.

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

EMPLOYEES

PowerSource currently has six full time employees. In addition, the Company retains, on an as needed basis, various expert consultants and specialized professional support in the areas of legal, financial, and computer operations.

Item 2. Description of Property
-------------------------------

Our principal executive offices occupy approximately 2,100 square feet of space in Los Angeles, California under a lease expiring on July 31, 2002. We believe that our space is adequate for our reasonably foreseeable future needs.

Item 3. Legal Proceeding
------------------------

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

No matter was submitted during the fourth quarter of 2000 to a vote of our security holders.

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

C)  DIVIDENDS PAID

No dividends were paid by the Company in 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

The following discussion and analysis should be read in conjunction with the Company's financial statements, related notes, and other information included in this annual report on Form 10-KSB.

RESULTS OF OPERATIONS

For the year ended December 31, 2000, revenues totaled approximately $1.8 million. This compares to revenue of approximately $18,000 for 1999. Expenses totaled approximately $1.5 million for both 2000 and 1999. The revenue was primarily attributable to sales of energy, with $210,000 coming from the sale of a marketing territory. Selling expenses increased from approximately $49,000 to approximately $264,000. See Risk Factors below for further information regarding status of electricity sales activities.

General and administrative expenses during 1999 were attributable almost exclusively to professional fees incurred in the start-up of the business whereas general and administrative expense for 2000 was attributable to continuing operations of the business.

The net loss in 2000 was approximately $626,000 compared with a net loss in 1999 of approximately $1.5 million. This is due to the fact that the Company went from being a start-up in 1999 to being an operating company in 2000.

LIQUIDITY AND CAPITAL RESOURCES

On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California.

On June 10, 2000 a bond for $100,000 was obtained from Cascade Surety and Bonding, Inc. to satisfy the CPUC.

As of December 31, 2000, the Company had negative working capital of approximately $649,000. The Company is currently seeking sources of outside financing in order to continue its operations. No assurance can be given that such financing will become available.

Cash balance as of 12/31/00 was approximately $144,000.

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

The Company reflects deferred revenue from affiliated distributors from the sale of geographic territories in California to independent affiliated and unaffiliated marketing companies in consideration for a single one-time payment. The Company also expects to earn revenues by selling power to the distributors' customers at a profit. The deferred revenue on the financial statements represents the one time initial payment of the distributors to the Company. The Company also intends to earn revenues from the sale of its Stabilux(TM) product. There is no assurance that the Company will earn significant revenues or that investors will not lose their entire investment.

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

Item 7. Consolidated Financial Statements.
------------------------------------------


                          Independent Auditors' Report



To the Board of Directors and Stockholders of PowerSource Corporation
Los Angeles, California


We have audited the accompanying balance sheets of PowerSource Corporation as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerSource Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $626,025 for the year ended December 31, 2000 and as of December 31, 2000 had a working capital deficiency of $648,978 and has had limited revenues to date. As a result of these and other factors, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to these matters are discussed in note 2 to the financial statements.




                                                    Pannell Kerr Forster
Los Angeles, California                             Certified Public Accountants
June 14, 2001                                       A Professional Corporation


                                       POWERSOURCE CORPORATION

                                     Consolidated Balance Sheets

                                               Assets
                                                                           December 31,
                                                                       ------------------
                                                                      2000              1999
                                                                  ------------      ------------
Current assets
     Cash                                                         $   143,651       $     1,408
     Accounts receivable (net allowance for doubtful
      accounts of $192,569 for 2000 and $0 for 1999)                  348,028            17,345
     Prepaid expenses                                                  12,411                --
                                                                  ------------      ------------
                  Total current assets                                504,090            18,753
                                                                  ------------      ------------

Property and equipment, net                                            41,792            55,937
                                                                  ------------      ------------

Other assets
     Notes receivable - related parties                                30,000                 -
     Investments                                                       38,375            13,375
     Deposits                                                           1,774             1,774
                                                                  ------------      ------------

Total assets                                                      $   616,031       $    89,839
                                                                  ============      ============

                      Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable and accrued expenses                        $   804,616       $   129,938
     Accrued wages                                                     97,453           802,133
     Interest payable                                                  24,411            10,000
     Income taxes payable                                                 800               800
     Notes payable (in default at December 31, 2000)                  210,000            65,700
     Current portion of capitalized lease obligation                   15,788            14,959
                                                                  ------------      ------------
                  Total current liabilities                         1,153,068         1,023,530
                                                                  ------------      ------------

Capitalized lease obligation, net of current portion                   22,292            39,959
                                                                  ------------      ------------

Accrued wages, net of current portion                                 704,055                --
                                                                  ------------      ------------

Deferred revenue                                                      510,860           335,775
                                                                  ------------      ------------

Commitments and contingencies

Stockholders' deficit
     Preferred stock, par value $100, 10,000,000 authorized,
      5,350 shares issued and outstanding                              13,375            13,375
     Common stock, par value $.001, 40,000,000 shares
      authorized, 6,147,008  and 5,661,069 shares issued
      and outstanding                                                   6,147             5,661
     Paid-in capital in excess of par value                           925,240           764,520
     Accumulated deficit                                           (2,719,006)       (2,092,981)
                                                                  ------------      ------------
                  Total stockholders' deficit                      (1,774,244)       (1,309,425)
                                                                  ------------      ------------

Total liabilities and stockholders' deficit                       $   616,031       $    89,839
                                                                  ============      ============

See notes to consolidated financial statements


                                  POWERSOURCE CORPORATION

                           Consolidated Statements of Operations

                                                                  Years Ended
                                                                  December 31,
                                                               -----------------
                                                             2000              1999
                                                         ------------      ------------
Revenues
     Electricity sales                                   $ 1,597,689       $    18,408
     Cost of electricity sales                               946,089            14,676
                                                         ------------      ------------
                  Gross margin on electricity sales          651,600             3,732

     Sale of marketing territory                             210,000                --
                                                         ------------      ------------
                                                             861,600             3,732
                                                         ------------      ------------

Expenses
     Selling expenses                                        263,862            49,391
     General and administrative expenses                   1,192,755         1,492,040
                                                         ------------      ------------
                  Total expenses                           1,456,617         1,541,431
                                                         ------------      ------------

Loss from operations                                        (595,017)       (1,537,699)

Other expense
     Interest expense                                        (31,008)          (11,083)
                                                         ------------      ------------

Loss before provision for income taxes                      (626,025)       (1,548,782)

Provision for income taxes                                         -               800
                                                         ------------      ------------

Net loss                                                 $  (626,025)      $(1,549,582)
                                                         ------------      ------------

Loss per common share                                    $      (.10)      $      (.28)
                                                         ------------      ------------

Weighted average shares outstanding                        6,076,167         5,508,481
                                                         ------------      ------------

See notes to consolidated financial statements


                                                 POWERSOURCE CORPORATION

                               Consolidated Statements of Changes in Stockholders' Deficit
                                     For the Years Ended December 31, 2000 and 1999

                                                                           Paid-in
                                                Common Stock              Capital in
                           Preferred        --------------------          Excess of       Accumulated
                             Stock           Shares       Amount          Par Value          Deficit             Total
                         -------------      ---------     ------          ---------       ------------           ------
Balance on
 December 31, 1998            $13,375       5,408,161     $5,408           $403,781       $  (543,399)         $  (120,835)

Sale of shares
 for cash                          -          103,608        104            258,916                -               259,020

Issuance of shares
 for consulting
 services                          -          149,300        149            101,823                -               101,972

Net loss                           -               -          -                  -         (1,549,582)          (1,549,582)
                              --------      ----------    -------          ---------      ------------         ------------

Balance on
 December 31, 1999             13,375       5,661,069      5,661            764,520        (2,092,981)          (1,309,425)

Sale of shares
 for cash                          -          219,511        220             53,286                -                53,506

Debt and district
 Conversions                       -          266,428        266            107,434                -               107,700

Net loss                           -               -          -                  -           (626,025)            (626,025)
                              --------      ----------    -------          ---------      ------------         ------------

Balance on
 December 31, 2000            $13,375       6,147,008     $6,147           $925,240       $(2,719,006)         $(1,774,244)
                              ========      ==========    =======          =========      ============         ============

See notes to consolidated financial statements


                                       POWERSOURCE CORPORATION

                                Consolidated Statements of Cash Flows

                                                                           Years Ended
                                                                           December 31,
                                                                       -------------------
                                                                      2000             1999
                                                                  ------------      ------------
Cash flows from operating activities
     Net loss                                                     $  (626,025)      $(1,549,582)
     Adjustments to reconcile net loss to net cash
      used by operating activities
         Depreciation                                                  14,145            15,268
         Shares issued for payment of consulting services                   -           101,972
         Provision for Doubtful Accounts                              192,569                 -
         Changes in operating assets and liabilities
              Accounts receivable, net                               (523,252)          (17,345)
              Notes receivable                                        (30,000)                -
              Prepaid expenses                                        (12,411)                -
              Deposits                                                      -            (1,774)
              Accounts payable and accrued expenses                   674,678            93,911
              Accrued wages                                              (625)          801,591
              Interest payable                                         24,411             4,400
              Deferred revenue                                        207,085           325,275
                                                                  ------------      ------------
                  Net cash used by operating activities               (79,425)         (226,284)
                                                                  ------------      ------------

Cash flows from investing activities
     Investments in related party                                     (25,000)                -
                                                                  ------------      ------------
                  Cash used by investing activities                   (25,000)                -
                                                                  ------------      ------------

Cash flows from financing activities
     Payments on notes payable and capital lease obligations          (16,838)          (31,948)
     Proceeds from notes payable                                      210,000                 -
     Issuance of common stock                                          53,506           259,020
                                                                  ------------      ------------
                  Net cash provided by financing activities           246,668           227,072
                                                                  ------------      ------------

Net increase in cash                                                  142,243               788

Cash - beginning of the year                                            1,408               620
                                                                  ------------      ------------

Cash - end of year                                                $   143,651       $     1,408
                                                                  ------------      ------------

Supplemental disclosure of cash flow information
     Cash paid for income tax payments                            $         -       $       800
                                                                  ------------      ------------

     Cash paid for interest payments                              $     6,597       $     6,683
                                                                  ------------      ------------

Supplementary disclosure of non-cash financing and investing activity:

     During the year ended December 31, 2000, $75,700 of a note payable and related accrued interest were converted into 221,428 shares of common stock (see note 8). In addition, deferred revenues of $32,000 resulting from the sale of marketing territories were converted into 45,000 shares of common stock (see note 3).

     In 1999, the Company capitalized leased assets and recorded an offsetting capital lease obligation for $62,565.

See notes to consolidated financial statements

                             POWERSOURCE CORPORATION

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 1 - The Company
--------------------

Reporting entity
----------------

PowerSource Corporation (a Nevada Corporation) was originally formed in March of 1990. PowerSource Corporation is a registered electric service provider and through the assistance of certain other companies, has procured permits to provide electric service to residential, commercial and industrial customers located in the state of California. GreenView Energy, Inc. is a wholly-owned subsidiary formed by PowerSource on November 2, 2000. Through December 31, 2000, GreenView Energy, Inc. had no activity.

         Business
         --------

         PowerSource has two primary products: PowerGreen 100 (a 100% renewable energy service) and PowerGreen 25 (a low-priced product for commercial customers). PowerGreen 100 is the primary product and maintains a higher gross margin.

         The other product, PowerGreen 25, will be offered selectively to major organizations. This product is used for publicity reasons and to maintain a low-cost option that will likely produce greater profit margins in the future. (Beyond the year 2003) No sales of the PowerGreen 25 product have been attempted to date.

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

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 1 - The Company (continued)
-------------------------------

         Business (continued)
         -------------------

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

         The State of California has been in the midst of an energy crisis, with the result being that wholesale prices skyrocketed. Due to the "regulations" surrounding the deregulation of the energy market, a situation was created whereby the retail (consumer) prices were fixed, but wholesale prices fluctuated with the market. With the prospects of "guaranteed" losses, the Company exercised its right to move the customer base back to the respective utilities until such time that the market stabilizes at a level where the providers of energy can make a profit. The Company expects this to occur during the second half of 2001, but will hold off until there is assurance that this regulatory situation has been rectified.

         GreenView Energy, Inc. (GreenView) was formed to expand the Company's positioning in the energy market place. GreenView focuses on energy efficiency products for industrial, commercial and governmental applications.

         GreenView's flagship product is Stabilux(TM), a voltage regulator that stabilizes voltage and manages lighting for various applications. Stabilux(TM) is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use throughout Europe.

         GreenView has obtained, through EconoWatt Corporation, the exclusive rights to market, sell, service and promote Stabilux(TM) in the United States. GreenView is developing a network of dealerships and distributorships to market, sell, install and service the Stabilux(TM) units.

         Principal markets for Stabilux(TM) include medium to large lighting applications where voltage stabilization and/or energy management is important. Stabilux(TM) can be used with all lamp types and ballasts found in commercial, industrial, and government facilities.

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 1 - The Company (continued)
-------------------------------

         Business (continued)
         -------------------

         GreenView's authorized dealers and distributors are companies and individuals that currently provide energy management and electrical retrofitting services to GreenView's target market.

         Stabilux(TM) has only one competitor in the United States, Electric City (OTC: ELC) from Illinois. Electric City has a similar unit, however it differs in numerous operational features that are important in stabilizing voltages for proper lighting applications. Stabilux(TM) is ETL Listed for the U.S. market and is ISO 9001 compliant. Stabilux(TM) is certified under ISO 14001, which identifies products that are produced using environmentally safe and sound standards.

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

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

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

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of five years.

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

Earnings (loss) per share
-------------------------

Earnings (loss) per share is calculated using the weighted outstanding common shares and equivalents during the period. Common share equivalents are not included in the calculation for periods when loss from operations are incurred as the effect would be antidilutive, see note 11.

Other comprehensive income
--------------------------

The Company has no material components of other comprehensive income (loss) and, accordingly, net loss is equal to comprehensive loss for all periods presented.

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 3 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Fair value of financial instruments
-----------------------------------

The Company's cash, accounts receivable, notes receivable, accounts payable and accrued expenses and notes payable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of their fair value.

Business segments
-----------------

Through December 31, 2000, the Company operates in one reportable segment: delivering electricity services to residential and commercial customers in Southern California.

Note 4 - Surety Bonds
---------------------

On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California.

On June 10, 2000 a bond for $100,000 was obtained from Cascade Surety and Bonding, Inc. to satisfy the CPUC.

Note 5 - Notes receivable
-------------------------

As of December 31, 2000, there were three notes receivable from officers totaling $30,000 issued at interest rates of 5% each. Principal and interest are due and payable, at maturity, on May 2003.

Note 6 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                          December 31
                                                          -----------
                                                      2000           1999
                                                   ---------        ---------

         Furniture and fixtures                    $  1,906         $  1,906
         Office equipment                            71,323           71,323
                                                   ---------        ---------
                                                     73,229           73,229
         Less: Accumulated depreciation             (31,437)         (17,292)
                                                   ---------        ---------

                                                   $ 41,792         $ 55,937
                                                   =========        =========

Note 7 - Investments
--------------------

Investments consists of an investment in oil and gas properties and an investment in EHG Technology, LLC, a related party.

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

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 7 - Investments (continued)
-------------------------------

On May 12, 1998, American Gas Corporation's name was changed to PowerSource Corporation and became the Company. The acquisition was accounted for under the purchase method of accounting. As of the date of acquisition, the Company has recorded an investment in oil and gas properties of $13,375 based upon the fair value of the 5,350 preferred shares issued to Kensington.

Realization of the Company's investment in the oil and gas properties is contingent upon the Company's investment of about $100,000 as stated below in note 9, commitments. The Company has not invested any funds and has not entered into any contract for the proposed improvement.

During 2000, the company purchased 250,000 shares of Class A membership interest in EHG Technology, LLC for $25,000.

Note 8 - Notes payable and capital lease obligation
---------------------------------------------------

During 1999, notes payable consisted of an unsecured note payable to Senator Associates, Ltd. with interest at 7% per annum. At December 31, 1999, the principal balance and accrued interest outstanding was $65,700 and $10,000, respectively. During the year ended December 31, 2000, the Company issued 221,428 shares of its common stock as settlement of the note payable and accrued interest.

During 2000, the Company entered into a note payable agreement to borrow $210,000 with interest at 15%. The outstanding principal balance and unpaid accrued interest was due in August 2000. The holder of the note may elect to receive payment of all principal and interest due by converting the note into 300,000 shares of the Company's common stock. As of December 31, 2000, the Company has not repaid the note, and the note holder has not called for repayment or elected to convert the note into shares of the Company's common stock. At December 31, 2000, accrued interest totaled $24,411. In accordance with the terms of the note agreement, the Company is in default. Accordingly, the principal and accrued interest are reflected as current liabilities in the accompanying balance sheet.

During 2000 and 1999, capital lease obligation consisted of a capital lease due in 48 monthly installments of $1,774, including principal and interest, with interest at 13.7%.

Future minimum lease payments at December 31, 2000 are as follows:

                  Year                                     Amount
                  ----                                     ------

                  2001                                   $ 21,289
                  2002                                     21,289
                  2003                                      3,548
                                                         --------
                  Total future minimum
                   lease payments                          46,126
                  Less amount representing
                   interest                                 8,046
                                                         --------

                  Present value of future
                   minimum lease payments                $ 38,080
                                                         --------

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 9 - Commitments
--------------------

During the years ended December 31, 2000 and 1999, the Company had a line of credit from a financial institution with a $3,000,000 limit. Funds are to be made available at a rate of 70% of the Company's trade receivables. The line of credit expired in October 2000. As of December 31, 2000 and 1999, there were no amounts due on the line of credit.

During 1999, the Company's office lease agreement extended through March 31, 2000, with monthly payments of $2,104. Effective August 2000, the Company signed a one year extension agreement, with monthly payments of $2,348. The lease has been further extended through July 2002. Rent expense for the years ended December 31, 2000 and 1999 was $33,548 and $25,739, respectively.

Future minimum lease payments as of December 31, 2000 are $28,176 in 2001 and $16,436 in 2002 for an aggregate of $44,612.

In the fiscal year ended December 31, 1998, as part of the reorganization plan with American Gas Corporation (see note 7), the Company committed to pay a minimum fee or dividend to Kensington in the amount of $3,000 a month. In addition, the Company committed to pay the president of Kensington $3,000 a month for consulting fees. As of December 31, 2000 and 1999, no payments have been made and the expiration dates of the commitments to pay the monthly fees have not been determined. The accrued liabilities are reflected in the current liability portion of the accompanying consolidated balance sheets.

Note 10 - Provision for income taxes
------------------------------------

At December 31, 2000, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $3,000,000 and $1,500,000, respectively, which expire through 2015 and 2005, respectively.

Under SFAS 109 "Accounting for Income Taxes", the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $800,000. The Company recorded a valuation account to fully offset the deferred tax benefit due to uncertainty of the realization of this benefit.

                             POWERSOURCE CORPORATION

                           December 31, 2000 and 1999

Note 11 - Common stock options and warrants
-------------------------------------------

The Company has not adopted a stock option plan under which employees (including officers), nonemployees directors, and independent consultants may be granted options to purchase shares of the Company's common stock.

During 1999, the Company recorded $1,993,192 in compensation expense to four of the Company's officers by issuing 2,546,828 shares of the Company's common stock. On July 3, 2000, all of these shares were rescinded and the officers were issued a total of 2,546,850 common stock options to be exercised at $.001 per share and expire on July 3, 2010. The fair market value of the Company stock at July 3, 2000 was deemed to be $.30 a share. As a consequence, the Company's December 31, 2000 and 1999 financial statements includes $761,508 as wages payable and salaries expense for the stock options issued the four officers on July 3, 2000. During the year, certain officers elected to waive their right to exercise their options before January 2, 2002. Additionally, during the year, the Company granted a total of 242,772 common stock options exercisable at $.001 per share which expire in July 2010. As of December 31, 2000, no options were exercised or cancelled.

Stock warrant activity is summarized as follows:

                                                    Weighted
                                                    Average
                                                    Number          Exercise
                                                    of Shares       Price
                                                    ---------       -----

         Outstanding, December 31, 1998             150,000           $ .10
              Granted                                51,650            3.50
              Exercised                                   -              -
              Expired                               (51,650)           3.50
                                                   ---------          -----

         Outstanding, December 31, 1999             150,000             .10

              Granted                                     -              -
              Exercised                                   -              -
              Expired                              (150,000)            .10
                                                   ---------          -----

         Outstanding, December 31, 2000                   _              -

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
--------------------------------------

     Our directors and executive officers are as follows:

     Name                        Age                   Position
     ----                        ---                   --------

     Illya Bond                  50         Chief Executive Officer and Director

     Roman Gordon                49         Chairman of the Board of Directors

     E. Douglas Mitchell         53         President and Director

     Mark Haggerty               50         Director

Illya Bond, age 50, has been the Chief Executive Officer, and a director of the Company since its name change in May 1998. Mr. Bond has over 25 years experience in the investment-banking industry. He has participated in the underwriting of over $1 billion in real estate, alternative energy, and synfuel projects; working through the nation's largest broker/dealer firms, including Merrill Lynch and Dean Witter. Additionally, Mr. Bond assisted in the formation and capitalization of several domestic banks, savings and loans, and insurance companies, taking several of these firms public in the process, through initial public offerings and mergers. Mr. Bond participated in the following energy projects either as corporate developer, sponsor, or general partner: 7MW Photovoltaic Solar Power Plant located in Carissa Plains, California; two of the world's largest ethanol generating plants located in the States of Iowa (5,000,000 gallons per month) and Nebraska (10,000,000 gallons per month); and Offshore Insurance Company (domiciled in New Zealand) specializing in property and casualty insurance risks. Mr. Bond received his Bachelors Degree from the University of California, Los Angeles.

Roman Gordon, age 49, has been the Chairman of the Board of Directors of the Company since its name change in May 1998. Mr. Gordon is also the President of Advanced Legal Management, a principal stockholder in the Company. Mr. Gordon has over 15 years combined experience in energy risk management and business management. Mr. Gordon was the Vice-President of Operations for Express Oil Company where he participated in oil market evaluation and environmental compliance. Previously, Mr. Gordon was the Chief Executive Officer of BioSystem, Inc. where he developed and implemented marketing plans and a comprehensive and customized Ayurvedic health program for national and international markets. From 1992 until 1994, Mr. Gordon was an officer of America Pacific Insurance Company where he was responsible for managing an advertising budget, building relationships with surplus line brokers, product development, generation of marketing plans, and growth initiatives. Mr. Gordon has experience in the fields of planning, development, and operations of the bulk power systems, as well as planning and analytical studies. He has performed many duties, including but not limited to management, marketing, training, operations and administration. Mr. Gordon received his bachelor degree in 1974 from Politechnical University in Civil Engineering.

Mark Haggerty, age 50, has been a director of the Company since its name Change in May 1998. Mr. Haggerty has been in the private practice of law since 1973 in the areas of municipal bonds, utilities, securities, and business law. From 1973 through 1985, Mr. Haggerty was a vice president and director of a twelve-person law firm. From 1987 through 1993, Mr. Haggerty owned his own firm consulting for Johnson Controls, Bull HN, & Peoples Gas of Chicago on energy and co-generation projects. The energy projects included electrical and gas energy savings programs for customers such as the Chicago Housing Authority and Sara Lee foods. In 1993, Mr. Haggerty became the President of the Kensington, a public energy Company. Since 1995, Mr. Haggerty has been Chairman and Chief Executive Officer of American Gas Corporation, a former subsidiary of Kensington. Mr. Haggerty received his Juris Doctorate from the University of Minnesota Law School in 1973 and his Bachelors of Arts degree from the University of Minnesota in 1970. Mr. Haggerty is licensed as an attorney and has Series 7 and 63 NASD securities license.

E. Douglas Mitchell, age 53, has been the President of the Company since March 1999. He has over twenty years of experience working for electric utility Providers such as Keystone Energy. His experience includes supervising a group of professionals that purchased power supplies for San Diego Gas & Electric and was also a Manager of New Business Development at Enova Energy. He has written and presented several publications on energy and regulatory issues both nationally and internationally. Mr. Mitchell, as a Manager of Regulatory Policy, actively promoted the electric industry to electric utility regulators and legislators in eight western states.

COMMITTEES OF THE BOARD OF DIRECTORS

Executive Utility Committee
The Executive Utility Committee is comprised of high-level professionals experienced in the power industry, computer industry, legal industry, international business, and engineering, who will render advice to the Company from time to time upon the request of the Company's Board of Directors.

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

Item 10. Executive Compensation
-------------------------------

                             Executive Compensation

         Name                   Position                            Salary
         -----------------------------------------------------------------------

         Illya Bond             Chief Executive Officer             $120,000

         E. Douglas Mitchell    President                           $100,000

         Roman Gordon           Chairman of the Board               $120,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth the certain information as of June 30, 2001 with respect to the beneficial ownership of our common and preferred stock by (1) each person known to us to own beneficially more than five percent (5%) of the outstanding shares of our common stock, (2) each of our directors, (3) each named officer, and (4) all our directors and executive officers as a group.

                  Name                                            Amount and
                  of                                              Nature of
                  Beneficial                                      Beneficial
Title of Class    Owner                                           Owner              % of Class
-----------------------------------------------------------------------------------------------
Common Stock      German Teiltelbaum (2) ........................ 1,446,452            15.0%

Common Stock      Advanced Legal Management Inc.(3) .............   927,001             9.7%

Common Stock      Magnum Real Estate, Inc.(4) ...................   822,001             8.6%

Common Stock      Blue Grass Management and Operating Co (5) ....   385,486             4.0%

Common Stock      Illya Bond (6) ................................   649,472             6.8%

Common Stock      Roman Gordon (7) ..............................   666,902             7.0%

Common Stock      E. Douglas Mitchell (8) .......................   581,026             6.1%

Common Stock      Mark Haggerty (1)(5) ..........................     1,312              *

Common Stock      Kensington International Holding Corp (1) .....   265,328             2.8%
                                                                 -----------         -------

Common Stock      Directors and officers as a group ............. 4,033,200            42.1%

Preferred Stock   Kensington International Holding Corp .........     5,350           100.0%

*  Less than 1%.


(1) Mark Haggerty, 8325 Northwood Parkway, New Hope, Minneapolis, MN 55426, a director of the Company, is the President of Kensington. The Company issued 150,000 Class A Warrants to Kensington to purchase 150,000 shares of the Company's Common Stock for a purchase price of $.10 per share, exercisable at any time until February 12, 2001. The shares indicated on the table include the shares issuable upon the exercise of the Class A Warrants.

(2) German Teiltelbaum, 4139 Via Marina, #805, Marina Del Rey, CA 90292, is a former director, Chief Financial Officer and Secretary of the Company. This amount includes 649,450 shares which Mr. Teiltelbaum may purchase upon the exercise of certain stock options.

(3) Roman Gordon, 3660 Wilshire Blvd, Suite 1104, Los Angeles, CA 90010, is Chairman of the Board of the Company, and is the President of Advanced Legal Management Company, Inc.

(4) Illya Bond, 3660 Wilshire Blvd, Suite 1104, Los Angeles, CA 90010, the Chief Executive Officer and a director of the Company, is the President of Magnum Real Estate, Inc.

(5) Mark Haggerty is President of Blue Grass Management and Operating Co. This amount includes 242,772 shares which Mr. Haggerty may purchase upon the exercise of certain stock options. He is also the president of Kensington International Holding Company.

(6) Illya Bond is the Company's Chief Executive Officer. This amount consists of options for 649,472 shares which Mr. Bond may purchase at his discretion after July 3, 2001.

(7) Roman Gordon is the Company's Chairman. This amount consists of options for 666,902 shares which Mr. Gordon may purchase at his discretion after July 3, 2001.

(8) E. Douglas Mitchell is the Company's President. This amount consists of options for 581,026 shares which Mr. Mitchell may purchase at his discretion after July 3, 2001.

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

During 2000, the Company had a note receivable from Roman Gordon, the Company's Chairman, in the amount of $10,000. Additionally, 666,902 shares of common stock held by Roman Gordon were converted to options to purchase 666,902 common stock shares with an exercise price of $.001.

During 2000, the Company had a note receivable from Illya Bond, the Company's Chief Executive Officer, in the amount of $10,000. Additionally, 649,472 shares of common stock held by Illya Bond were converted to options to purchase 649,472 common stock shares with an exercise price of $.001.

During 2000, the Company had a note receivable from E. Douglas Mitchell, the Company's President, in the amount of $10,000. Additionally, 581,026 shares of common stock held by E. Douglas Mitchell were converted to options to purchase 581,026 common stock shares with an exercise price of $.001.

During 2000, 242,772 shares of common stock held by Blue Grass Management, a beneficial owner of the Company, were converted to options to purchase 242,772 common stock shares with an exercise price of $.001.

During 2000, 649,450 shares of common stock held by German Teitelbaum, a beneficial owner of the Company, were converted to options to purchase 649,450 common stock shares with an exercise price of $.001.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements (included in Item 8):

                  -        Independent Auditors' Report

                  -        Consolidated Balance Sheets as of December 31, 2000
                           and 1999

                  - Consolidated Statements of Operations for the years ended December 31, 2000 and 1999

                  - Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2000 and 1999

                  - Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

                  -        Notes to Consolidated Financial Statements

(2) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

3.1      Rescission and General Release of Common Shares.- German Teitelbaum
3.2      Option Agreement - German Teitelbaum
3.3      Rescission and General Release of Common Shares.- Roman Gordon
3.4      Option Agreement - Roman Gordon
3.5      Rescission and General Release of Common Shares.- Illya Bond
3.6      Option Agreement - Illya Bond
3.7      Rescission and General Release of Common Shares.- Mark Haggerty
3.8      Option Agreement - Mark Haggerty
3.9      Rescission and General Release of Common Shares.- Blue Grass Management
3.10     Option Agreement - Blue Grass Management
3.11     Rescission and General Release of Common Shares.- E. Douglas Mitchell
3.12     Option Agreement - E. Douglas Mitchell                           (2000)
3.1.1    Authorization of Appointment of Additional Directors             (2000)
3.1.2    Authorization of Appointment of Additional Officer
3.1.3    Authorization of Appointment of Additional Officer
3.1.4    Authorization of Appointment of Additional Officer
3.1.5    Authorization of Issuance of Stock
3.2.1    Hobart Building Office Lease                                     (1998)
3.3.1    Prestige Capital - Financing Agreement                           (1999)
3.4.1    Selling Agreement - Power Capital Funding Group                  (1998)
3.4.2    Telemarketing Agent Agreement - Consumer Sales Solutions         (2000)
3.4.3    Agent Agreement - Energy Wize                                    (1999)
3.4.4    Master Agent Agreement - Luis Rodriguez                          (2000)
3.4.5    Master Agent Agreement - Latino Business Solutions               (2000)
3.5.1    Employment Agreement - Roman Gordon                              (2000)
3.5.2    Employment Agreement - Illya Bond                                (2000)

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


/s/ Illya Bond
---------------------------     -----------------------         ----------------
Illya Bond                      Chief Executive Officer         August 15, 2001


/s/ E. Douglas Mitchell
---------------------------     ---------------------------     ----------------
E. Douglas Mitchell             President                       August 15, 2001

================================================================================