Form 10QSB
period 2001-03-31
POWERSOURCE CORP
filed 2001-08-17
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2001
Commission File Number 001-15071


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

                              Yes ( )     No ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 3/31/01

6,797,008 shares of common stock, $.001 par value



================================================================================

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001


                              ITEMS IN FORM 10-QSB


Facing Page


PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Condensed consolidated balance sheets.
         March 31, 2001 (unaudited) and December 31, 2000

         Condensed consolidated statements of operations.
         for the three months ended March 31, 2001 and 2000 (unaudited)

         Condensed consolidated statements of cash flows.
         for the three months ended March 31, 2001 and 2000 (unaudited)

         Condensed consolidated statements of changes in stockholders' (deficit) for the three months ended March 31, 2001 (unaudited)

         Notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             POWERSOURCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                     ASSETS
                                                                  03/31/01       12/31/00
                                                                (unaudited)
                                                                ------------   ------------
Current assets
      Cash                                                      $   905,812    $   143,651
      Accounts receivable, net                                      564,796        348,028
      Prepaid expenses                                                3,349         12,411
                                                                ------------   ------------
                Total current assets                              1,473,957        504,090
                                                                ------------   ------------

Property and equipment, net                                          51,002         41,792
                                                                ------------   ------------

Other assets
      Notes receivable - officers                                    30,000         30,000
      Interest receivable - officers                                  1,375
      Investment in EHG technology, LLC                              25,000         25,000
      Investment in oil and gas properties                           13,375         13,375
      Deposits                                                        1,774          1,774
                                                                ------------   ------------
                Total other assets                                   71,524         70,149
                                                                ------------   ------------

                Total assets                                    $ 1,596,483    $   616,031
                                                                ============   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities
      Accounts payable and accrued expenses                     $ 1,182,032    $   804,616
      Accrued wages                                                 801,508         97,453
      Income taxes payable                                              800            800
      Interest payable                                               32,178         24,411
      Loan payable - in default at 03/31/01                         210,000        210,000
      Notes payable - computer system (current portion)              16,497         15,788
                                                                ------------   ------------
                Total current liabilities                         2,243,015      1,153,068
                                                                ------------   ------------

 Long-term liabilities
      Notes payable - computer system                                17,892         22,292
      Senior notes payable                                           20,000              -
      Deferred revenue                                              542,360        510,860
      Long term wages and salaries payable                                -        704,055
                                                                ------------   ------------
                Total long-term liabilities                         580,252      1,237,207
                                                                ------------   ------------

Stockholders' (deficit)
      Common stock, par value $.001, 40,000,000 authorized,
       6,797,008 and 6,147,008 shares issued and outstanding          6,797          6,147
      Paid-in capital in excess of par value                      1,054,590        925,240
      Preferred stock, par value $100, 10,000,000 authorized,
       5,350 shares issued and outstanding                           13,375         13,375
      Accumulated deficit                                        (2,301,546)    (2,719,006)
                                                                ------------   ------------
                Total stockholders' (deficit)                    (1,226,784)    (1,774,244)
                                                                ------------   ------------

                Total liabilities and stockholders' (deficit)   $ 1,596,483    $   616,031
                                                                ============   ============



See accompanying notes to condensed consolidated financial statements.

                             POWERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              Three Months Ended March 31, 2001 and March 31, 2000
                                   (Unaudited)


                                                          3 Months Ended
                                                      03/31/01        03/31/00
                                                     ------------   ------------
Revenue
          Electricity sales                          $ 1,787,993    $    36,562
          Cost of sales                                  784,117         22,464
                                                     ------------   ------------
                Gross margin on electricity sales      1,003,876         14,098
                                                     ------------   ------------

Expenses
          Selling expenses                                17,932          5,528
          General and administrative expenses            561,229        232,612
                                                     ------------   ------------
               Total expenses                            579,161        238,140
                                                     ------------   ------------

Income (loss) from operations                            424,715       (224,042)
                                                     ------------   ------------

Other expense (income)
           Interest revenue                               (2,109)             -
           Interest expense                                9,364          2,151
                                                     ------------   ------------
                Total other expense (income)               7,255          2,151
                                                     ------------   ------------

Income (loss) before provision for income taxes          417,460       (226,193)
                                                     ------------   ------------

Provision for income taxes                                    --             --

Net income (loss)                                    $   417,460    $  (226,193)
                                                     ============   ============

Net income (loss) per common share                   $      0.06    $     (0.04)
                                                     ============   ============

Weighted average
shares outstanding                                     6,475,897      5,868,042
                                                     ============   ============


See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 2001 and March 31, 2000
                                   (Unaudited)

                                                                       3 Months Ended
                                                                    03/31/01     03/31/00
                                                                   ----------   ----------
Cash flows from operating activities:
 Net income (loss)                                                 $ 417,460    $(226,193)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities
      Depreciation                                                     3,620        3,536
      Shares issued for payment of consulting services               130,000
      Changes in operating assets and liabilities
          Accounts receivable                                       (216,768)      (2,878)
          Interest receivable - officers                              (1,375)           -
          Prepaid expenses                                             9,062            -
          Accounts payable and accrued expenses                    $ 377,416       28,411
          Accrued wages                                                    -         (625)
          Interest payable                                             7,767        1,603
          Deferred revenue                                            31,500       87,340
                                                                   ----------   ----------
                Net cash provided (used) by operating activities     758,681     (108,806)
                                                                   ----------   ----------

Cash flows from investing activities:
  Acquisition of assets                                              (12,830)           -
                                                                   ----------   ----------
                Net cash used by investing activities                (12,830)           -
                                                                   ----------   ----------

Cash flows from financing activities:
  Notes payable, net                                                  20,000      120,000
  Loan payable (computer lease)                                       (3,691)      (6,691)
  Common stock issued                                                      -       53,488
                                                                   ----------   ----------
                Net cash provided by financing activities             16,309      166,797
                                                                   ----------   ----------

Net increase in cash                                                 762,161       57,991
                                                                   ----------   ----------

Cash - beginning of period                                           143,651        1,408
                                                                   ----------   ----------

Cash - end of period                                               $ 905,812    $  59,399
                                                                   ==========   ==========


See accompanying notes to condensed financial statements.


                             POWERSOURCE CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Three Months Ended March 31, 2001
                                   (Unaudited)


                                                 Common Stock
                               Preferred   -----------------------  Paid-in Capital in    Accumulated
                                 Stock        Shares       Amount   Excess of Par Value     Deficit           Total
                               ----------  ------------  ---------  -------------------  -------------  -------------
Balance January 1, 2001        $  13,375     6,147,008   $  6,147       $   925,240      $ (2,719,006)  $ (1,774,244)

Shares issued for consulting
  services                                     650,000        650           129,350                          130,000

Net Income                                                                                    417,460        417,460

                               ----------  ------------  ---------  -------------------  -------------  -------------
Balance March 31, 2001         $  13,375     6,797,008   $  6,797       $ 1,054,590      $ (2,301,546)  $ (1,226,784)
                               ==========  ============  =========  ===================  =============  =============



See accompanying notes to condensed financial statements.

                             POWERSOURCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


Note 1 - Basis of presentation
------------------------------

The condensed consolidated financial statements included herein have been prepared by PowerSource Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the period ended March 31, 2001 and March 31, 2000 have been included and are of a normal recurring nature.


Note 2 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                       3/31/01      12/31/00
                                                      ---------     --------

           Stabilux Equipment                         $ 10,750      $      -
           Furniture and fixtures                        1,906         1,906
           Office equipment                             73,403        71,323
                                                      ---------     ---------
                                                        86,059        73,229
           Less: Accumulated depreciation              (35,057)      (31,437)
                                                      ---------     ---------

                                                      $ 51,002      $ 41,792
                                                      =========     =========

Note 3 - Loan payable
---------------------

As of March 31, 2001, loan payable consists of a loan that was due August, 2000, in the amount of $210,000 at a simple interest rate of 15%. The Company is currently in default, but the note is convertible into 300,000 shares of the Company's common stock.

Note 4 - Notes payable
---------------------

Notes payable consist of:
                                                   3/31/01        12/31/00
                                                  ---------       ---------

        Capital lease obligation
        due in 48 monthly installments
        of $1,774 per month including
        principal and interest at 13.7%

        Total                                     $ 34,389        $ 38,080
        Less amount current portion                 16,497          15,788
                                                  ---------       ---------
                                                  $ 17,892        $ 22,292
                                                  =========       =========

        Senior Convertible Note                   $ 20,000        $      -
        to Herbert Dornbush
        due February 28, 2003
        interest at 10%


Note 5 - Litigation
------------------

The Company was a defendant in a lawsuit filed on February 25, 2000 based upon claims that the Company benefited from the use of certain proprietary or confidential information obtained or developed by the current president of the Company during the time he was employed by the plaintiff. This complaint was settled on March 27, 2001 without any monetary effect. (See PART II., Item 1.).


Note 6 - Deferred Revenues
--------------------------

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, revenues totaled approximately $1.8 million. This compares to revenue of approximately $37,000 for the same three months in 1999. Expenses totaled approximately $579,000, compared with expenses of approximately $238,000 for the same three months of 1999. The increase was due to the fact that the Company had just started selling energy in 2000, and the revenue in 2001 is the result of a full year of selling.

General and administrative expenses for the first three months of 2001 were approximately $561,000 compared with approximately $233,000 for the first three months of 2000. This increase was attributable primarily to higher payroll and consulting fees resulting from the increased business.

Net Income for the three months ended March 31, 2001 was approximately $417,000 compared with a loss of approximately $226,000 for the same three months in 2000. This is attributable to the Company evolving from a start-up to a going concern and attracting over 7,000 customers.

Liquidity and Capital Resources
-------------------------------
On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California. On June 10, 2000 a bond for $100,000 was obtained from Cascade Surety and Bonding, Inc. to satisfy the CPUC. These bonds remain in effect at this time.

Cash balance as of 3/31/01 was approximately $906,000.

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

As of the date of this filing, (August, 2001), the State of California has been in the midst of an energy crisis; with the result being that wholesale prices increased dramatically. Due to the "regulations" surrounding the deregulation of the energy market, a situation was created whereby the retail (consumer) prices were fixed, but wholesale prices fluctuated with the market. With the prospects of "guaranteed" losses, the Company exercised its right to move the customer base back to the respective utilities until such time that the market stabilizes at a level where the providers of energy can make a profit. We expect this to occur during the second half of 2001, but the Company will hold off until there is assurance that this regulatory situation has been rectified.

================================================================================

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




POWERSOURCE CORPORATION


/s/ Illya Bond
--------------------------------
Chief Executive Officer



/s/ E. Douglas Mitchell
--------------------------------
President



Dated:  August 15, 2001
Los Angeles, California