Form 10QSB
period 2001-06-30
POWERSOURCE CORP
filed 2001-08-17
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001
Commission File Number 001-15071


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

                            Yes ( )     No ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 6/30/01

6,817,008 shares of common stock, $.001 par value




================================================================================

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001


                              ITEMS IN FORM 10-QSB


Facing Page


PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Condensed consolidated balance sheets.
         June 30, 2001 (unaudited) and December 31, 2000

         Condensed consolidated statements of operations.
         for the three months ended June 30, 2001 and 2000 (unaudited)

         Condensed consolidated statements of cash flows.
         for the three months ended June 30, 2001 and 2000 (unaudited)

         Condensed consolidated statements of changes in stockholders' (deficit) for the three months ended June 30, 2001 (unaudited)

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


================================================================================

PART I.           FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             POWERSOURCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                              ASSETS
                                                                  06/30/01      12/31/00
                                                                (unaudited)
                                                                ------------   ------------
Current assets
      Cash                                                      $   434,944    $   143,651
      Accounts receivable, net                                       54,960        348,028
      Prepaid expenses                                               45,456         12,411
                                                                ------------   ------------
                Total current assets                                535,360        504,090
                                                                ------------   ------------

Property and equipment, net                                         170,664         41,792
                                                                ------------   ------------

Other assets
      Notes receivable - officers                                    30,000         30,000
      Interest receivable - officers                                  1,750              -
      Investment in EHG technology, LLC                              25,000         25,000
      Investment in oil and gas properties                           13,375         13,375
      Deposits                                                        3,013          1,774
                                                                ------------   ------------
                Total other assets                                   73,138         70,149
                                                                ------------   ------------

                Total assets                                    $   779,162    $   616,031
                                                                ============   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities
      Accounts payable and accrued expenses                     $   474,218    $   804,616
      Accrued wages                                                 801,508         97,453
      Income taxes payable                                              800            800
      Interest payable                                               41,247         24,411
      Notes payable - in default at 06/30/01                        210,000        210,000
      Loan payable - automobiles                                     15,942              -
      Notes payable - computer equipment                             17,238         15,788
                                                                ------------   ------------
                Total current liabilities                         1,560,953      1,153,068
                                                                ------------   ------------

 Long-term liabilities
      Notes payable - computer equipment                             13,295         22,292
      Loan payable - automobiles                                     32,890              -
      Senior notes payable                                           47,000              -
      Deferred revenue                                              342,860        510,860
      Long term wages and salaries payable                                -        704,055
                                                                ------------   ------------
                Total long-term liabilities                         436,045      1,237,207
                                                                ------------   ------------

Stockholders' (deficit)
      Common stock, par value $.001, 40,000,000 authorized,
       6,817,008 and 6,147,008 shares issued and outstanding          6,817          6,147
      Paid-in capital in excess of par value                      1,058,570        925,240
      Preferred stock, par value $100, 10,000,000 authorized,
       5,350 shares issued and outstanding                           13,375         13,375
      Accumulated deficit                                        (2,296,598)    (2,719,006)
                                                                ------------   ------------
                Total stockholders' (deficit)                    (1,217,836)    (1,774,244)
                                                                ------------   ------------

                Total liabilities and stockholders' (deficit)   $   779,162    $   616,031
                                                                ============   ============



See accompanying notes to consolidated financial statements.

                             POWERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           Three and Six Months Ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

                                               3 Months Ended 6 Months Ended 3 Months Ended 6 Months Ended
                                                  06/30/01       06/30/01      06/30/00        06/30/00
                                                ------------   ------------   ------------   ------------
Revenue
  Electricity sales                             $   377,632    $ 2,165,625    $    75,285    $   111,847
  Cost of sales                                     166,630        950,747         48,249         70,713
                                                ------------   ------------   ------------   ------------
      Gross margin on electricity sales             211,002      1,214,878         27,036         41,134
                                                ------------   ------------   ------------   ------------

  Sales of marketing territory                      210,000        210,000              -              -
                                                ------------   ------------   ------------   ------------
                                                    421,002      1,424,878         27,036         41,134
                                                ------------   ------------   ------------   ------------

Expenses
  Selling expenses                                   11,895         29,827         45,290         50,818
  General and administrative expenses               398,122        959,351        341,393        574,005
                                                ------------   ------------   ------------   ------------
      Total expenses                                410,017        989,178        386,683        624,823
                                                ------------   ------------   ------------   ------------

Income (loss) from operations                        10,985        435,700       (359,647)      (583,689)
                                                ------------   ------------   ------------   ------------

Other expense (income)
  Interest revenue                                   (5,203)        (7,312)             -              -
  Interest expense                                   11,241         20,605          9,020         11,171
                                                ------------   ------------   ------------   ------------
      Total other expense (income)                    6,038         13,293          9,020         11,171
                                                ------------   ------------   ------------   ------------

Income loss before provision for income taxes         4,947        422,407       (368,667)      (594,860)
                                                ------------   ------------   ------------   ------------

Net income (loss)                               $     4,947    $   422,407    $  (368,667)   $  (594,860)
                                                ============   ============   ============   ============

Net income (loss) per common share              $      0.00    $      0.06    $     (0.06)   $     (0.10)
                                                ============   ============   ============   ============

Weighted average
Shares outstanding                                6,811,074      6,646,064      6,145,424      6,006,825
                                                ============   ============   ============   ============




See accompanying notes to consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three and Six Months Ended June 30, 2001 and June 30, 2000
                                   (Unaudited)


                                                                      6 Months Ended
                                                                  06/30/01     06/30/00
                                                                 ----------   ----------
Cash flows from operating activities
  Net loss                                                       $ 422,407    $(594,860)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities
       Depreciation                                                 12,847        7,073
       Shares  issued for payment of consulting services           134,000
       Changes in operating assets and liabilities
           Accounts receivable                                     293,068       (8,623)
           Note receivable                                               -      (30,000)
           Interest receivable                                      (1,750)
           Prepaid expenses                                        (33,045)     (30,937)
           Deposits                                                 (1,239)           -
           Accounts payable and accrued expenses                  (330,398)     227,049
           Accrued wages                                                 -         (625)
           Interest payable                                         16,836        8,532
           Deferred revenue                                       (168,000)     182,725
                                                                 ----------   ----------
              Net cash provided (used) by operating activities     344,726     (239,666)
                                                                 ----------   ----------

Cash flows from investing activities
  Acquisition of assets                                           (141,719)           -
                                                                 ----------   ----------
              Net cash used by investing activities               (141,719)           -
                                                                 ----------   ----------

Cash flows from financing activities
      Loan payable (computer lease)                                 (7,547)      (9,925)
      Loan payable (automobiles)                                    48,832            -
      Notes payable, net                                            47,000      210,000
      Common stock issued                                                -       53,506
                                                                 ----------   ----------
              Net cash provided by financing activities             88,285      253,581
                                                                 ----------   ----------

Net increase (decrease) in cash                                  $ 291,292    $  13,915
                                                                 ----------   ----------

Cash - beginning of period                                         143,652        1,408
                                                                 ----------   ----------

Cash - end of period                                             $ 434,944    $  15,323
                                                                 ==========   ==========



See accompanying notes to consolidated financial statements.


                             POWERSOURCE CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2001
                                   (Unaudited)


                                                 Common Stock
                               Preferred   -----------------------  Paid-in Capital in    Accumulated
                                 Stock        Shares       Amount   Excess of Par Value     Deficit           Total
                               ----------  ------------  ---------  -------------------  -------------  -------------
Balance January 1, 2001        $  13,375     6,147,008   $  6,147       $   925,240      $ (2,719,006)  $ (1,774,244)

Shares issued for consulting
  services                                     650,000        650           129,350                          130,000

Net Income                                                                                    417,460        417,460
                               ----------  ------------  ---------  -------------------  -------------  -------------
Balance March 31, 2001            13,375     6,797,008      6,797         1,054,590        (2,301,546)    (1,226,784)

Shares issued for consulting
  services                                      20,000         20             3,980                            4,000

Net Income                                                                                      4,947          4,947
                               ----------  ------------  ---------  -------------------  -------------  -------------
Balance June 30, 2001          $  13,375     6,817,008   $  6,817       $ 1,058,570      $ (2,296,598)  $ (1,217,836)
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

                             POWERSOURCE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)


Note 1 - Basis of presentation
------------------------------

The consolidated financial statements included herein have been prepared by PowerSource Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the period ended June 30, 2001 and June 30, 2000 have been included and are of a normal recurring nature.

Note 2 - Property and equipment
-------------------------------

Property and equipment consist of the following:

                                                   6/30/01        12/31/00
                                                  ----------     ----------

         Stabilux Equipment                       $  30,906      $       -
         Automobiles                                 97,360
         Furniture and fixtures                       1,906          1,906
         Office Equipment                            84,776         71,323
                                                  ----------     ----------
                                                    214,948         73,229
         Less: Accumulated depreciation             (44,284)       (31,437)
                                                  ----------     ----------

                                                  $ 170,664      $  41,792
                                                  ==========     ==========

Note 3 - Loan payable
---------------------

As of June 30, 2001, the Company had a loan that was due August, 2000, from Earth Co in the amount of $210,000 at a simple interest rate of 15%. The Company is currently in default, but the note is convertible into common stock. In addition, the Company had loans on two automobiles payable over 36 months commencing May, 2001, at an interest rate of 8.2% each. The payments are $836.45 and 780.61, respectively and the respective principal balances as of June 30, 2001, were $25,258 and 23,574.

Note 4 - Notes payable
----------------------

Notes payable consist of:

                                                    6/30/01       12/31/00
                                                  ----------     ----------

         Capital lease obligation
         due in 48 monthly installments
         of $1,774 per month including
         principal and interest at 13.7%

         Total                                    $  30,533      $  38,080
         Less amount current portion                 17,238         15,788
                                                  ----------     ----------
                                                  $  13,295      $  22,292
                                                  ----------     ----------

         Senior Convertible Note                  $  20,000      $       -
         to Herbert Dornbush
         due February 28, 2003
         interest at 10%

         Senior Convertible Note                  $  20,000      $       -
         to Daniel S. Allen
         due April 5, 2003
         interest at 10%

         Senior Convertible Note                  $   2,000      $       -
         to Gordon Livingston
         due May 14, 2003
         interest at 10%

         Senior Convertible Note                  $   5,000      $       -
         to Matossian Family
         due June 6, 2003
         interest at 10%
                                                  ----------     ----------
            Senior Convertible Note Total         $  47,000      $       -
                                                  ==========     ==========

Note 5 - Litigation
-------------------

The Company has no current, threatened or pending litigation.

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

RESULTS OF OPERATIONS

         For the three months and six months ended June 30, 2001, revenues totaled approximately $588,000 and $2.4 million, respectively. This compares to revenue of approximately $75,000 and $112,000, respectively, for the same periods in 2000. The increase in revenue was due to the fact that the Company had just started selling energy in 2000, and the revenue in 2001 stems from a full year of selling. This revenue, although higher than the prior year, was significantly lower than the preceding quarter. This was attributable to the Company turning customers back to the utilities as a result of the unregulated wholesale prices exceeding the regulated retail prices.

         Expenses for the three months and six months ended June 30, 2001 were approximately $410,000 and $989,000, respectively, compared with approximately $387,000 and $625,000 for the same period in 2000. The increase was as a result of higher salaries and consulting fees incurred in the first quarter as the Company evolved to an operating company from a start-up.

         Net Income for the three months and six months ended June 30, 2001 was approximately $5,000 and $422,000, respectively, compared with a loss of approximately ($369,000) and ($595,000), respectively, for the same period in 2000. This is attributable to the Company's evolution from a start-up to a going concern. Although higher than last year, the net income is lower than the preceding quarter due to the Company turning back customers to the utilities as a result of the disparity between wholesale and retail prices triggered by the energy crisis in California.

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

         Cash balance as of 6/30/01 was approximately $435,000.

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

As of the date of this filing, (August, 2001), the State of California has been in the midst of an energy crisis, with the result being that wholesale prices increased dramatically. Due to the "regulations" surrounding the de-regulation of the energy market, a situation was created whereby the retail (consumer) prices were fixed, but wholesale prices fluctuated with the market. With the prospects of "guaranteed" losses, the Company exercised its right to move the customer base back to the respective utilities until such time that the market stabilizes at a level where the providers of energy can make a profit. We expect this to occur during the second half of 2001, but the Company will hold off until there is assurance that this regulatory situation has been rectified.


================================================================================

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.


Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS...........  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES.....................  None

Item 4.           SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS.......................  None

Item 5.           OTHER INFORMATION...................................  None

Item 6.           EXHIBITS AND REPORTS................................  None

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