Form 10QSB
period 2001-09-30
POWERSOURCE CORP
filed 2001-11-30
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2001
Commission File Number 001-15071


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

Yes  (   )                          No  ( * )

The number of shares outstanding of each of the issuer's classes of common stock, as of 9/30/01

6,817,008 shares of common stock, $.001 par value

--------------------------------------------------------------------------------

                             PowerSource Corporation

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


                              ITEMS IN FORM 10-QSB


Facing Page


PART I          FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements.

                Condensed consolidated balance sheets.
                September 30, 2001 (unaudited) and December 31, 2000

                Condensed consolidated statements of operations.
                for the three and nine months ended September 30, 2001 and 2000 (unaudited)

                Condensed consolidated statements of cash flows.
                for the three and nine months ended September 30, 2001 and 2000 (unaudited)

                Condensed consolidated statements of changes in stockholders' (deficit).
                for the nine months ended September 30, 2001 (unaudited)

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

Item 3.         Defaults Upon Senior Securities.

Item 4.         Submission of Matters to a Vote of Security Holders.

Item 5.         Other Information.

Item 6.         Exhibits and Reports on Form 8-K.

--------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                POWERSOURCE CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        September 30, 2001 and December 31, 2000


                                               ASSETS
                                                                     09/30/01       12/31/00
                                                                   (unaudited)
                                                                   ------------   ------------
Current assets
      Cash                                                         $   160,350    $   143,651
      Accounts receivable, net                                              --        348,028
      Prepaid expenses                                                  28,009         12,411
                                                                   ------------   ------------
                Total current assets                                   188,359        504,090
                                                                   ------------   ------------

Property and equipment, net                                            161,258         41,792
                                                                   ------------   ------------

Other assets
      Notes receivable - officers                                       30,000         30,000
      Interest receivable - officers                                     2,125             --
      Investment in EHG technology, LLC                                 25,000         25,000
      Investment in oil and gas properties                              13,375         13,375
      Deposits                                                           3,013          1,774
                                                                   ------------   ------------
                Total other assets                                      73,513         70,149
                                                                   ------------   ------------

                Total assets                                       $   423,130    $   616,031
                                                                   ============   ============

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities
      Accounts payable and accrued expenses                        $   334,222    $   804,616
      Accrued wages                                                    801,508         97,453
      Income taxes payable                                                 800            800
      Interest payable                                                  50,387         24,411
      Loan payable - in default at 09/30/01 and 12/31/00               210,000        210,000
      Notes payable - computer equipment                                18,012         15,788
                                                                   ------------   ------------
                Total current liabilities                            1,414,929      1,153,068
                                                                   ------------   ------------

 Long-term liabilities
      Notes payable - computer equipment                                 8,491         22,292
      Senior convertible notes payable                                  47,000             --
      Deferred revenue                                                 139,860        510,860
      Long term wages and salaries payable                                  --        704,055
                                                                   ------------   ------------
                Total long-term liabilities                            195,351      1,237,207
                                                                   ------------   ------------

Stockholders' (deficit)
      Common stock,  par value $ .001,  50,000,000 authorized,
       6,817,008 and 6,147,008 shares issued and outstanding             6,817          6,147
      Paid-in capital in excess of par value                         1,058,570        925,240
      Preferred stock,  par value $ 100,  10,000,000 authorized,
       5,350 shares issued and outstanding                              13,375         13,375
      Accumulated deficit                                           (2,265,912)    (2,719,006)
                                                                   ------------   ------------
                Total stockholders' (deficit)                       (1,187,150)    (1,774,244)
                                                                   ------------   ------------

                Total liabilities and stockholders' (deficit)      $   423,130    $   616,031
                                                                   ============   ============

               See accompanying notes to condensed consolidated financial statements.

                                       POWERSOURCE CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Nine Months Ended September 30, 2001 and September 30, 2000
                                             (Unaudited)


                                                   3 Months Ended  9 Months Ended  3 Months Ended 9 Months Ended
                                                      09/30/01        09/30/01        09/30/00       09/30/00
                                                    ------------    ------------    ------------   ------------
Revenue
          Electricity sales                         $    20,880     $ 2,186,505     $   726,814    $   838,661
          Cost of sales                                (131,129)        819,618         532,617        603,330
                                                    ------------    ------------    ------------   ------------
                Gross margin on electricity sales       152,009       1,366,887         194,197        235,331
                                                    ------------    ------------    ------------   ------------

          Sales of marketing territory                  210,000         420,000         210,000        210,000
                                                    ------------    ------------    ------------   ------------
                                                        362,009       1,786,887         404,197        445,331
                                                    ------------    ------------    ------------   ------------

Expenses
          Selling expenses                               (2,957)         26,870             785         51,603
          General and administrative expenses           327,518       1,286,869         297,429        871,434
                                                    ------------    ------------    ------------   ------------
               Total expenses                           324,561       1,313,739         298,214        923,037
                                                    ------------    ------------    ------------   ------------

Income (loss) from operations                            37,448         473,148         105,983       (477,706)
                                                    ------------    ------------    ------------   ------------

Other expense (income)
           Interest income                               (3,046)        (10,358)             --             --
           Interest expense                               9,808          30,413           7,977         19,147
                                                    ------------    ------------    ------------   ------------
                Total other expenses                      6,762          20,055           7,977         19,147
                                                    ------------    ------------    ------------   ------------

Income (loss) before provision for income taxes          30,686         453,093          98,006       (496,853)

Provision for income taxes                                   --              --              --             --
                                                    ------------    ------------    ------------   ------------

Net income (loss)                                   $    30,686     $   453,093     $    98,006    $  (496,853)
                                                    ------------    ------------    ------------   ------------

Net income (loss) per common share                  $      0.00     $      0.07     $      0.02    $     (0.08)
                                                    ------------    ------------    ------------   ------------

Weighted average
Shares outstanding                                    6,817,008       6,703,883       6,006,825      6,006,825
                                                    ------------    ------------    ------------   ------------

                    See accompanying notes to condensed consolidated financial statements.

                                                 POWERSOURCE CORPORATION

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three and Nine
                                 Months Ended September 30, 2001 and September 30, 2000
                                                       (Unaudited)

                                                                           3 Months     9 Months     3 Months     9 Months
                                                                            Ended        Ended        Ended        Ended
                                                                           09/30/01     09/30/01     09/30/00     09/30/00
                                                                          ----------   ----------   ----------   ----------
Cash flows from operating activities
    Net income (loss)                                                     $  30,686    $ 453,093    $  98,006    $(496,853)
    Adjustment to reconcile net income (loss) to net cash
      Provided by operating activities
              Depreciation                                                   20,167       33,014        3,536       10,609
              Shares issued for payment of consulting services                   --      134,000
              Changes in operating assets and liabilities
                  Accounts receivable                                        54,960      348,028     (109,531)    (118,154)
                  Note receivable - officers                                     --           --           --      (30,000)
                  Interest receivable - officers                               (375)      (2,125)          --           --
                  Prepaid expenses                                           17,446      (15,598)       9,263      (21,674)
                  Deposits                                                       --       (1,239)          --           --
                  Accounts payable and accrued expenses(139,996)           (470,394)     457,804      684,853
                  Accrued wages                                                  --           --           --         (625)
                  Interest payable                                            9,141       25,977        7,939       16,471
                  Deferred revenue                                         (203,000)    (371,000)     (63,040)     119,685
                                                                          ----------   ----------   ----------   ----------
                       Net cash provided (used) by operating activities    (210,971)     133,756      403,977      164,311
                                                                          ----------   ----------   ----------   ----------

Cash flows from investing activities
    Acquisition of property and equipment                                   (10,761)    (152,480)          --           --
                                                                          ----------   ----------   ----------   ----------
                       Net cash used by investing activities                (10,761)    (152,480)          --           --
                                                                          ----------   ----------   ----------   ----------

Cash flows from financing activities
    Loan payable (computer lease)                                            (4,030)     (11,577)      (3,381)     (13,306)
    Loan payable (auto)                                                     (48,832)          --           --           --
    Senior notes payable                                                         --       47,000           --      210,000
    Common stock issued                                                          --           --           --       53,506
                                                                          ----------   ----------   ----------   ----------
                       Net cash provided (used) by financing activities     (52,862)      35,423       (3,381)     250,200
                                                                          ----------   ----------   ----------   ----------

Net increase (decrease) in cash                                           $(274,594)   $  16,699    $ 400,596    $ 414,511
                                                                          ----------   ----------   ----------   ----------

Cash - beginning of period                                                  434,944      143,651       15,323        1,408
                                                                          ----------   ----------   ----------   ----------

Cash - end of period                                                      $ 160,350    $ 160,350    $ 415,919    $ 415,919
                                                                          ----------   ----------   ----------   ----------


Supplemental disclosure of cash flow information

Cash paid during the period for:
Interest                                                                  $   9,808    $  30,413    $   7,977    $  19,147
                                                                          ----------   ----------   ----------   ----------
Income taxes                                                              $      --    $      --    $      --    $      --
                                                                          ----------   ----------   ----------   ----------

During the nine months ended September 30, 2001, the Company issued 670,000 shares of its common stock valued at $134,000 for consulting services.

                         See accompanying notes to condensed consolidated financial statements.

                                                           5

                                            POWERSOURCE CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     Nine Months Ended September 30, 2001
                                                  (Unaudited)


                                                             Common Stock           Paid-in
                                         Preferred    --------------------------  Capital in    Accumulated
                                           Stock         Shares        Amount      Excess of      Deficit          Total
                                        ------------  ------------  ------------  ------------  ------------   ------------
Balance January 1, 2001                 $    13,375     6,147,008   $     6,147   $   925,240   $(2,719,006)   $(1,774,244)

Shares issued for consulting services            --       650,000           650       129,350            --        130,000

Net income                                       --            --            --            --       417,460        417,460

Balance March 31, 2001                       13,375     6,797,008         6,797     1,054,590    (2,301,546)    (1,226,784)

Shares issued for consulting services            --        20,000            20         3,980            --          4,000

Net income                                       --            --            --            --         4,947          4,947

Balance June 30, 2001                        13,375     6,817,008         6,817     1,058,570    (2,296,598)    (1,217,836)

Net income                                       --            --            --            --        30,686         30,686

                                        ------------  ------------  ------------  ------------  ------------   ------------
Balance September 30, 2001              $    13,375     6,817,008   $     6,817   $ 1,058,570   $(2,265,912)   $(1,187,150)
                                        ============  ============  ============  ============  ============   ============

                    See accompanying notes to condensed consolidated financial statements.

                                                      6

                             POWERSOURCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)


Note 1. Basis of presentation
-----------------------------

The consolidated financial statements included herein have been prepared by PowerSource Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the period ended September 30, 2001 and September 30, 2000 have been included and are of a normal recurring nature.


Note 2. Accounts Receivable
---------------------------

The Company has generated no new receivables, and has been collecting on existing receivables, as of May 31, 2000, when it turned over its customers to Southern California Edison. As such, the overall accounts receivable balance is, and will continue to be, reduced.


Note 3. Property and equipment
------------------------------

Property and equipment consist of the following:
                                                         9/30/01       12/31/00
                                                        ----------    ----------

                  Stabilux Equipment                    $  41,118     $      --
                  Automobiles                              97,360            --
                  Furniture and fixtures                    5,088         1,906
                  Office Equipment                         82,143        71,323
                                                        ----------    ----------
                                                          225,709        73,229
                  Less: Accumulated depreciation          (64,451)      (31,437)
                                                        ----------    ----------

                                                        $ 161,258     $  41,792
                                                        ----------    ----------

Note 4. Loan payable
--------------------

As of September 30, 2001, the Company had a loan that was due August, 2000, from Earth Co, in the amount of $210,000 at a simple interest rate of 15%. The Company is currently in default, but the note is convertible into common stock. In addition, the Company had loans on two automobiles payable over 36 months commencing May, 2001, at an interest rate of 8.2% each. As of September 30, 2001, both automobile loans had been paid in full.


Note 5. Accrued Salaries and Wages
----------------------------------

Accrued salaries were classified as long-term at December 31, 2000 because the officers agreed, in writing, to waive payment demand until after December 31, 2001. Since then, the accrued salaries have been classified as current liabilities being that the officers have not extended their demand waiver beyond December 31, 2001. Accordingly, since the demand waiver is less than twelve months, they become current liabilities for any period after December 31, 2000.

Compensation related to the issuance of stock options in the year 2000 comprises $761,508 of the $801,508 total balance. As of September 30, 2001, no stock options had been exercised.


Note 6. Notes payable
---------------------

Notes payable consist of:
                                                             9/30/01    12/31/00
                                                             --------   --------
            Capital lease obligation due in 48 monthly installments of $1,774 per month including principal and interest at 13.7%

            Total                                            $26,503    $38,080
            Less amount current portion                       18,012     15,788
                                                             --------   --------
                                                             $ 8,491    $22,292
                                                             --------   --------



            Senior Convertible Note                          $20,000    $    --
            to Herbert Dornbush
            due February 28, 2003
            interest at 10%

            Senior Convertible Note                           20,000         --
            to Daniel S. Allen
            due April 5, 2003
            interest at 10%

            Senior Convertible Note                            2,000         --
            to Gordon Livingston
            due May 14, 2003
            interest at 10%

            Senior Convertible Note                            5,000         --
            to Matossian Family
            due June 6, 2003
            interest at 10%
                                                             --------   --------
                     Senior Convertible Note Total           $47,000    $    --

Note 7. Litigation
------------------

The Company has no current, threatened, or pending litigation.


Note 8. Deferred Revenues
-------------------------

Revenue from sales of marketing territories is deferred until such time as the specified purchase price is received and any options to exchange interests in the related limited liability partnerships for equity interests in the Company have expired or have been waived by the option holder. As of September 30, 2001 and December 31, 2000, revenue recognized from sales of marketing territories were $420,000 and $210,000, respectively.






--------------------------------------------------------------------------------
                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements in this filing which are not historical facts may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based on orders, estimated cost savings and savings that may be generated from restructuring. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward-looking statements. Any forward-looking statement involves risk and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward-looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements, related notes, and other information included in this quarterly report of Form 10-QSB.


CORPORATE AND INDUSTRY UPDATE

         A major decision was handed down from the California Public Utilities Commission (CPUC) on September 20, 2001. This decision was to suspend the right of customers to choose electric service providers other than their host utility. This suspension of direct access prohibits the Company from signing new customers for the services offered by PowerSource. This ruling adversely impacts the entire industry and the suspension will likely be in effect for at least the next ten years in California.

         The Company has taken the following steps to mitigate the impact of this change in the Electric Service Provider business in California. First, the Company is seeking avenues to diversify its business activities outside of the Electric Service Provider business in related areas such as energy efficiency, power procurement, and power development. Second, the Company is attempting to sell its existing customer base, which was temporarily returned to the service of their host utility during 2nd quarter 2001, with other firms that are better positioned to outlast the suspension period. Third, the Company is reviewing its legal options for possible indemnification of shareholders for the problems brought to this industry by a group of out-of-state power marketers that illegally used their market power to set prices above those allowed by the Federal Energy Regulatory Commission.


RESULTS OF OPERATIONS

         For the three months and nine months ended September 30, 2001, revenues totaled approximately $21,000 and $2,187,000, respectively. This compares to revenue of approximately $727,000 and $839,000, respectively, for the same two periods in 2000. The increase in revenue was due to the higher number of customers being served by the Company during the first five months of 2001. The revenue for the three months ended September 30, 2001, was significantly lower than the preceding quarter due to the Company temporarily returning customers to their host utilities. This transfer was deemed necessary due to the high, unregulated wholesale prices that exceeded the regulated retail prices the Company was obligated to provide. This lower level of revenue will continue for future quarters given that the CPUC has suspended direct access and the Company intends to sell off its customer base to a larger company. The revenues expected from the sale of this customer base will be determined through negotiation with the purchasing company and cannot be specified at this time.

         Cost of sales for the three months and nine months ended September 30, 2001 were approximately ($131,000) and $820,000, respectively, compared with approximately $533,000 and $603,000 for the same period in 2000. The decrease in cost of sales was due to the delay in receiving actual billings from the power supplier. Accordingly, the cost of electricity in previous quarters was estimated based on historical experience. The actual cost of electricity was ultimately determined to be lower than the estimates, resulting in negative cost of sales for the three months ended September 30, 2001.

         Expenses for the three months and nine months ended September 30, 2001 were approximately $325,000 and $1,314,000, respectively, compared with approximately $298,000 and $923,000 for the same period in 2000. The increase was as a result of higher salaries and consulting fees incurred in the three months ended March 31, 2001, as the Company required additional personnel and services to position the Company for growth. These expenditures will decline in future reporting periods to match the lower personnel needs as the Company transitions into other areas. Employees at the Company have been reduced from 10 full-time and 4 part-time to 6 full-time and one part-time. Also, the need for outside consultants has been reduced by 30 percent. This smaller level of personnel will likely continue for at least the next six months.

         Net Income for the three months and nine months ended September 30, 2001 was approximately $31,000 and $453,000, respectively, compared with approximately $98,000 and a loss of ($497,000), respectively, for the same period in 2000. This is directly attributable to the Company's increased customer base in the first half of 2001. Although higher than last year, the net income is lower than the preceding quarter due to the Company temporarily returning customers to their host utilities as a result of the disparity between wholesale and retail prices triggered by the energy crisis in California. This lower level of profitability is expected to continue until other business activities begin to produce results. These other activities are forecasted to provide their own net income within the next quarterly reporting period.


COMPANY STATUS AS A GOING CONCERN

         The Company is currently a going concern and fully expects to be so for at least the next twelve months. The current cash balance of approximately $160,000 and payments from outside entities that owe our Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator that previously overcharged all market participants are now being returned to the proper entities, including our Company. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers such as our Company. These under payments should be refunded within the next three months. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. Our Company would receive its portion of any refund of this type. The Company's diversification efforts are already generating interest and the Company expects significant revenue from these activities within the next three months.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had working capital of approximately ($1,227,000) as compared with approximately ($582,000) for the same period the previous year. This reduction was due to the temporary return of customers to their host utility in the 2nd Quarter 2001.

         Additional revenues from the Electric Service Provider portion of the business will continue to accrue for likely the next six to nine months as the electricity crisis in California unwinds. Market participants due refunds will ultimately be paid their appropriate share of over-charges incurred during the previous 18 month period of operations. Revenues from diversification efforts are now anticipated to become the major source of new capital as these efforts are being developed immediately on a national basis and are not solely dependent on the California market.

         A major expense for the Company is the salaries associated with its three top officers and directors. These individuals have demonstrated the willingness to defer their compensation in order to maintain liquidity for the continuing operations of the Company. This commitment provides immediate relief in the case of timing differences between revenue and expenses.

         We believe that the cash flow from operations and cash from refunds will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, the Company's operating activities may use cash and consequently, this growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

         On March 8, 2000, PowerSource obtained a surety bond with Cascade Surety and Bonding, Inc. in the amount of $1.5 million to satisfy Automated Power Exchange requirements for purchasing power in California. On June 10, 2000 a bond for $100,000 was obtained from Cascade Surety and Bonding, Inc. to satisfy the CPUC. The last payment for these bonds was made in June 2001 at the regularly scheduled quarterly installment.

Cash balance as of 9/30/01 was approximately $160,000.


INFLATION

         The rate of inflation does not have a material impact on the Company's results of operations and is not expected to have much of an impact in the future.


RISK FACTORS

         There can be no assurance at this time that the Company will operate profitably or that it will have adequate working capital to meet its obligations as they become due.

         Management decisions may be made without detailed feasibility studies, independent analyses, and market surveys which the Company would likely conduct if the Company had sufficient resources. Management decisions will be particularly dependent on information provided by the promoter, owner, sponsor or others associated with a particular power marketing opportunity seeking the Company's participation.

         The Company's business is speculative and dependent upon the acceptance of the Company's products and the effectiveness of its marketing program. There can be no assurance that the Company will be successful or that its business will earn any revenues or profit.

         The Company reflects deferred revenue from affiliated distributors from the sale of geographic territories in California to independent affiliated and unaffiliated marketing companies in consideration for a single one-time payment. The deferred revenue on the Company's financial statements represents the one time initial payment of the distributors to the Company. There is no assurance that the Company will earn significant revenues or that investors will not lose their entire investment.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         There is no pending or threatened litigation against the Company.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES..................................  None

Item 4.  SUBMISSION OF MATTERS
         TO A VOTE OF SECURITY HOLDERS....................................  None

Item 5.  OTHER INFORMATION................................................  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(1)      Exhibits

EXHIBIT
NUMBER       DESCRIPTION
--------     ---------------------
4.1          Distribution Agreement between EconoWatt Corp. and GreenView
             Energy, Inc.
4.2          Selling Agreement between West Coast Energy, Inc. and Power Capital
             Funding Group, Inc.
4.3.1        Automated Power Exchange Service and Participation Agreement
4.3.2        Automated Power Exchange Monetary Reserve Account Agreement
4.3.3        Automated Power Exchange Settlement Account Agreement


 (2)     Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months ended September 30, 2001.

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


POWERSOURCE CORPORATION


/s/ Illya Bond
--------------------------------
Chief Executive Officer


/s/ E. Douglas Mitchell
--------------------------------
President


/s/ Thomas Ayer
--------------------------------
Acting Chief Financial Officer

Dated:  November 19, 2001
Los Angeles, California