Form 10QSB/A
period 2001-09-30
POWERSOURCE CORP
filed 2002-01-30
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                               Amendment No. 1 to
                                  FORM 10-QSB/A
                          -----------------------------

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

The Company is currently a going concern and fully expects to be so for at least the next twelve months. The current cash balance of approximately $160,000 and payments from outside entities that owe our Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator that previously overcharged all market participants are now being returned to the proper entities, including our Company. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers such as our Company. These underpayments should be refunded within the next three months. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. Our Company would receive its portion of any refund of this type. The Company's diversification efforts are already generating interest and the Company expects significant revenue from these activities within the next three months.

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

Note 9. Provision for Income taxes
----------------------------------

In accordance with APB 128, Interim Financial Reporting, the company does not expect to have Earnings Before Income Taxes for the year ended December 31, 2001. Accordingly no provision for income taxes is being provided in the financial statements for the three months and nine months ended September 30, 2001.

Under SFAS 109 "Accounting for Income Taxes", the company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $800,000 as of December 31, 2000, and does not expect a material change in this asset at December 31, 2001. The Company recorded a valuation account to fully offset the deferred tax benefit due to uncertainty of the realization of this benefit.



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

Item 4.  SUBMISSION OF MATTERS
         TO A VOTE OF SECURITY HOLDERS....................................  None

Item 5.  OTHER INFORMATION................................................  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(1)      Exhibits

EXHIBIT
NUMBER       DESCRIPTION
--------     ---------------------
4.1          Distribution Agreement between EconoWatt Corp. and GreenView
             Energy, Inc.*
4.2          Selling Agreement between West Coast Energy, Inc. and Power Capital
             Funding Group, Inc.*
4.3.1        Automated Power Exchange Service and Participation Agreement*
4.3.2        Automated Power Exchange Monetary Reserve Account Agreement*
4.3.3        Automated Power Exchange Settlement Account Agreement*
--------------
*  Previously filed with Form 10QSB filed November 30, 2001.


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

Dated:  January 30, 2002
Los Angeles, California