Form 10QSB/A
period 2001-09-30
POWERSOURCE CORP
filed 2002-02-13
CIK 1076564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                               Amendment No. 2 to
                                  FORM 10-QSB/A
                          -----------------------------

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


The Company is currently a going concern and fully expects to be so for at least the next twelve months. The current cash balance of approximately $160,000 and payments from outside entities that owe the Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator ("ISO") that previously overcharged all market participants are now being returned to the proper entities, including our Company. The Automated Power Exchange will receive these funds on behalf of PowerSource and has determined through their accounting records that the amount owed to the Company is $94,154.81. These payments from the ISO were requested to be paid to recipients such as the Company, prior to the end of 1st Quarter 2002, by the Federal Regulatory Commission in their December 19, 2001 decision. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers such as our Company. These underpayments should be refunded within the next six to nine months. Although, it is impossible to predict the exact amount, based on our experience, we anticipate a refund between $100,000 and $200,000. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. Our Company would receive its proportionate share of any refund of this type. Based upon information reported in the press, this amount could approach $200,000 - $500,000. However, it should be noted that as this is a highly political issue, one cannot place too much reliance on these figures. The Company recognizes that there is uncertainty associated with both the timing and the amounts associated with these payments. Therefore, they may not be available to the Company when it needs these funds for either expansion or operations.

The Company anticipates reporting a loss for both the 4th Quarter of 2001 and for the Year Ended December 31, 2001.

The Company's diversification efforts are already generating interest and the Company expects significant revenue from these activities within the next twelve months. However, the revenue from these diversification efforts is not expected to occur quickly enough to offset the deferred tax benefit during the current fiscal year (See Note 9.)



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


COMPANY STATUS AS A GOING CONCERN


         The Company is currently a going concern and fully expects to be so for at least the next twelve months. The current cash balance of approximately $160,000 and payments from outside entities that owe the Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator ("ISO") that previously overcharged all market participants are now being returned to the proper entities, including our Company. The Automated Power Exchange will receive these funds on behalf of PowerSource and has determined through their accounting records that the amount owed to the Company is $94,154.81. These payments from the ISO were requested to be paid to recipients such as the Company, prior to the end of 1st Quarter 2002, by the Federal Regulatory Commission in their December 19, 2001 decision. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers such as our Company. These underpayments should be refunded within the next six to nine months. Although, it is impossible to predict the exact amount, based on our experience, we anticipate a refund between $100,000 and $200,000. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. Our Company would receive its proportionate share of any refund of this type. Based upon information reported in the press, this amount could approach $200,000 - $500,000. However, it should be noted that as this is a highly political issue, one cannot place too much reliance on these figures. The Company recognizes that there is uncertainty associated with both the timing and the amounts associated with these payments. Therefore, they may not be available to the Company when it needs these funds for either expansion or operations.

         The Company anticipates reporting a loss for both the 4th Quarter of 2001 and for the Year Ended December 31, 2001.

         The Company's diversification efforts are already generating interest and the Company expects significant revenue from these activities within the next twelve months. However, the revenue from these diversification efforts is not expected to occur quickly enough to offset the deferred tax benefit during the current fiscal year (See Note 9.)



LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had working capital of approximately ($1,227,000) as compared with approximately ($582,000) for the same period the previous year. This reduction was due to the temporary return of customers to their host utility in the 2nd Quarter 2001.

         This working capital deficiency consists primarily of "non-cash" items. The accrued wages of $802,000 is attributable to the issuance of stock options, and will accordingly be reversed upon exercise of the options. The current note and interest payable for $260,000 are for a note to EarthCo which is in the process of being converted to common stock. That leaves other current liabilities of $353,000 of which most is for accrued power which was refunded in the fourth quarter.

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