Form 10KSB
period 2001-12-31
POWERSOURCE CORP
filed 2002-06-07
CIK 1076564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                   FORM 10-KSB
                          -----------------------------
(MARK ONE)

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

(   )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15071

                             POWERSOURCE CORPORATION
                (Name of registrant as specified in its charter)

         NEVADA                                          61-1180504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8033 SUNSET BLVD., SUITE #863
LOS ANGELES, CA                                         90046
(Address of principal executive office)              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 383-4443

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE EXCHANGE ACT:

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS

                          COMMON STOCK, $.001 PAR VALUE
                         PREFERRED STOCK, $100 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (x)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

The registrant's revenues for the year ended December 31, 2001 were $2,419,589.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on December 31, 2001 is $409,000.

The number of shares outstanding of the registrant's Common Stock, $.001 par value (being the only class of common stock) on December 31, 2001 is 6,817,008.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                             POWERSOURCE CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                              ITEMS IN FORM 10-KSB

                                                                            PAGE
                                                                            ----
PART I.

Item 1.     Description of Business.........................................  3

Item 2.     Description of Property.........................................  6

Item 3.     Legal Proceedings...............................................  6

Item 4.     Submission of Matters to a Vote of Security Holders.............  6

PART II.

Item 5.     Market for Common Equity and Related Stockholder Matters........  6

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  7

Item 7.     Consolidated Financial Statements...............................  9

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 20

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 20

Item 10.    Executive Compensation.......................................... 22

Item 11.    Security Ownership of Certain Beneficial Owners and Management.. 22

Item 12.    Certain Relationships and Related Transactions.................. 24

Item 13.    Exhibits and Reports on Form 8-K................................ 24

Signatures.................................................................. 25

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

================================================================================

                                     PART I.

Item 1. Description of Business
-------------------------------

PowerSource Corporation (the "Company" or "PowerSource") is a Nevada corporation formed in 1990 under the name American Gas Corporation. In 1992, Kensington International Holding Corporation ("Kensington"), a fully reporting Company, acquired American Gas Corporation. Subsequently in May 1998, American Gas Corporation reorganized and changed its name to PowerSource Corporation. From its inception until February 1998, the Company operated as an energy provider in the Midwest. In 1998, the Company relocated to California to take advantage of California Assembly Bill 1890 that permits California residents and businesses to choose their utility suppliers. The Bill opened the market through deregulation.

PowerSource is a registered electric service provider (registration # 1237) with the California Public Utilities Commission ("CPUC"). The Company has also satisfied the necessary criteria to be a Registered Renewable Provider (registration #CEC-91237). As a result, the Company is eligible to receive funding from the Renewable Technology Program. On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transactions Marketer/Public Utility Company (docket #ER98-3052-000), which automatically became effective on August 14, 1998. When filing documents with the Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, pursuant to delegated authority, the Director, Division of Applications, Office of Electric Power Regulation, granted the Company's request for blanket approval of issuances of securities effective August 10, 1998.

Power marketers whose rates are registered with the Commission are considered to be "Public Utilities" under the Federal Power Act. As such, the Company, at all times, must fully comply with a number of regulations governing all Public Utilities.

In January 2001, the state of California passed an emergency piece of legislation referred to as ABx1. This legislation included a provision that allowed the CPUC to suspend direct access at its option. On September 20, 2001, the CPUC did indeed suspend the right for any new customer to choose direct access. This action prevented the Company from acquiring new customers. In addition, the CPUC may rule adversely on the customers the Company has temporarily returned to the service of the host utilities. An adverse ruling of this type would prevent these customers from either being returned to the services of the Company or being sold and assigned to another company.

PRINCIPAL PRODUCTS AND SERVICES

PowerSource had two primary products: PowerGreen 100 (a 100% renewable energy service) and PowerGreen 25 (a low-priced product for commercial customers). PowerGreen 100 was the primary product and maintained a higher gross margin.

The other product, PowerGreen 25, was to be offered selectively to major organizations. This product was used for publicity reasons and to maintain a low-cost option that was expected to produce greater profit margins in the future. (Beyond the year 2003) No sales of the PowerGreen 25 product were attempted.

PowerSource's former wholly-owned subsidiary, GreenView Energy, Inc. (GreenView) is a Delaware Corporation, formed on November 2, 2000 to expand PowerSource's positioning in the energy market place. GreenView focuses on energy efficiency products for industrial, commercial and governmental applications. GreenView completed considerable marketing activities in 2001, signed up a number of distributors across the U.S., but did not receive revenue for the sale of its product during this fiscal year. Effective February 25, 2002 Powersource transferred it's interest in GreenView, as well as selected assets, to Mark Haggerty in full satisfaction of it's liability totaling $261,000.

CURRENT ACTIVITIES AND MATERIAL EVENTS

A major decision was handed down from the CPUC on September 20, 2001. This decision was to suspend the right of customers to choose electric service providers other than their host utility. This suspension of direct access prohibits the Company from signing new customers for the services offered by PowerSource. This ruling adversely impacts the entire industry and the suspension will likely be in effect for at least the next ten years in California.

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

INDUSTRY

The restructuring of the electric utility industry in California allowed electric service providers like PowerSource to provide its customers with power derived only from resources that are less harmful to the environment and renewable in nature. The use of these resources helps clean up California's air, reduces greenhouse emissions and supports in-state energy industries. The California Energy Commission selects the specific resources that complied with these environmental standards. This agency determined that the following resources should be included in the renewable category: biomass, digester gas, geothermal, small hydro, landfill gas, municipal solid waste, photovoltaic, solar thermal, waste tire, and wind. By purchasing from this group of energy resources, PowerSource was able to participate, along with 14 other companies, in a $75 million plus pool set aside for discounts to customers using green energy.

In January 2001, the state of California passed an emergency piece of legislation referred to as ABx1. This legislation included a provision that allowed the CPUC to suspend direct access at its option. On September 20, 2001, the CPUC did indeed suspend the right for any new customer to choose direct access. This action prevented the Company from acquiring new customers. In addition, the CPUC may rule adversely on the customers the Company has temporarily returned to the service of the host utilities. An adverse ruling of this type would prevent these customers from either being returned to the services of the Company or being sold and assigned to another company.

PROTECTED TERRITORIES - DISTRICTS

The Company completed four limited liability partnerships (the "Partnerships") during 1999 and 2000 for specific geographic territories throughout the State of California ("Districts"). Pursuant to these marketing agreements, the Partnerships agreed to make payments to the Company in consideration for the exclusive right to sell the Company's power in certain geographic territories or Districts. The four marketing agreements are Premier Energy Group LLP, Paramount Energy Group LLP, Pinnacle Energy Group LLP, and Paragon Energy Group LLP. Independent sales agents perform the sales of all Districts. These sales acted on an independent contractor basis for the Company and none of the sales agents were partners, joint venture partners, employees, or franchisers of the Company.

The Company is now actively converting these partnership holders into holders of preferred stock in the Company. The four partnerships that have been completed to date have all voted on this conversion process and the majority of district holders have agreed to make this change in ownership. All partnership holders have been contacted individually and the conversion documents are being processed as they are received.

PRINCIPAL SUPPLIERS

The Company's principal suppliers were the entire spectrum of generators that sold their power into the power markets in California. The Company purchased the non-scheduled power referred to as "inadvertent power" that was priced at hourly market-clearing prices. The Company subsequently purchased, on an annual basis, the green power that effectively displaced this system power. This displacement process was accomplished through an active market in California for "green tickets" from renewable providers that effectively replaces system power with green power on a one-for-one basis.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

The Company did not depend on one or a few customers. The Company's products and services required a large customer base. The largest uncertainty with respect to customers was the blanket determinations made by the CPUC. Large blocks of customers may be subject to regulatory decrees from this agency that could significantly impact the business interests of the Company.

PATENTS, TRADEMARKS AND LICENSES

On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transaction Marketer/Public Utility Company (docket # ER98-3052-000), which automatically became effective on August 14, 1998. When filling documents with Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, the Office of Electric Power Regulation granted the Company's request for blanket approval of issuances of securities effective August 10, 1998. On December 19, 1997 PowerSource was licensed as an Energy Service Provider (license #1237). The Company has also met the necessary criteria to be a Registered Renewable Provider and received its registration from the California Energy Commission on March 23, 1998 (license # CEC-91237). On December 17, 1998, the California Energy Commission approved PowerSource as a renewable provider for the product named "PowerGreen 100" (license # CEC-91237-B). On January 4, 1999, the California Energy Commission approved PowerSource as a renewable provider for the product named "PowerGreen 25" (license # CEC-91237-A). PowerSource has not applied for any patents and does not intend to do so in the foreseeable future.

TRADEMARK APPLICATION STATUS

A service mark application filed with the United States Department of Commerce, Patent and Trademark Office on August 2, 1998 was declined on August 24, 1999 due to prior existence of similar names in unrelated industries. The Company has not been issued any registered trademarks for its "PowerSource" trade name.

GOVERNMENT REGULATIONS

As a licensed purchaser and reseller of energy, the Company was subject to extensive government regulation from federal and state government agencies. The CPUC regulates utilities and other purchasers and sellers of power at the state level. At the federal level, the Federal Energy Regulatory Commission ("FERC") regulates the purchase and sale of energy and power. The Company had received licenses from the CPUC and FERC. However, many of the regulations that customarily apply to traditional Public Utilities had been waived or relaxed for power marketers. As a result, rates were determined by supply and demand.

The Company was also subject to extensive federal, state, and local Government regulation applicable to businesses in general. The trend in governmental regulations on the electric utility industry had moved toward increased levels of competition up until the problems began in California starting in the summer of 2000 and lasting through June 2001. The high prices that prevailed during this period caused California and possibly other states to rethink some of the basis market mechanisms designed to promote competition in electricity.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company was a marketer of electric power and does not assume any of the responsibilities associated with environmental compliance laws or regulations.

EMPLOYEES

PowerSource currently has one full time employee. In addition, the Company retains, on an as needed basis, various expert consultants and specialized professional support in the areas of legal, financial, and computer operations.

Item 2. Description of Property
-------------------------------

Our principal executive offices occupied approximately 2,100 square feet of space in Los Angeles, California under a lease that expired on January 1, 2002. We vacated the space on February 15, 2002, and are currently evaluating our future space requirements.

Item 3. Legal Proceedings
-------------------------

There is no current litigation pending as of May 20, 2002.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted during the fourth quarter of 2001 to a vote of our security holders. On January 18, 2002 there was a special meeting of shareholders to approve the conversion of limited partnership interests in marketing territories to Series B Preferred Stock.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

A)  MARKET INFORMATION

Our Common Stock is traded Over The Counter Bulletin Board under the symbol "PSRE." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Over The Counter Bulletin Board. Trading commenced on June 17, 1999.

Price Range of Common Stock
---------------------------
                                       High           Low
                                       ----           ----
         1999
                 First Quarter         N/A             N/A
                 Second Quarter        5.38           5.38
                 Third Quarter         5.38           4.50
                 Fourth Quarter        5.38            .51
         2000
                 First Quarter         3.00            .25
                 Second Quarter        1.20            .13
                 Third Quarter          .45            .16
                 Fourth Quarter         .70            .14

         2001    First Quarter          .55            .22
                 Second Quarter         .51            .16
                 Third Quarter          .30            .07
                 Fourth Quarter         .28            .06

On May 20, 2002, the last sale price of our common stock reported on the Over The Counter Bulletin Board was $.14 per share.

The Company's transfer agent is:
              Manhattan Transfer
              58 Dorchester Rd.
              Lake Ronkonkoma, NY 11779
              631-585-7341

B)  SECURITY HOLDERS

As of December 31, 2001, there were approximately 300 holders of record of our common stock.

C)  DIVIDENDS PAID

No dividends were paid by the Company in 2001 and none are anticipated to be paid in 2002.

Item 6. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's financial statements, related notes, and other information included in this annual report on Form 10-KSB.

RESULTS OF OPERATIONS
---------------------

For the year ended December 31, 2001, revenues totaled approximately $2.4 million. This compares to revenue of approximately $1.8 million for 2000. Expenses (including cost of sales) totaled approximately $2.4 million for 2000 and $2.8 million for 2001. The revenue was primarily attributable to sales of energy, with $420,000 coming from the sale of marketing territories in 2001 and $210,000 in 2000. Selling expenses decreased from approximately $264,000 to approximately $36,000. This was attributable to the Company being precluded from future energy sales by legislation in the state of California. See Risk Factors below for further information regarding status of electricity sales activities.

General and administrative expenses during 2000 were attributable to continuing operations of the business while these expenses for 2001 reflected the temporary return of customer to the bundled service of their host utility, and the development of alternative revenue sources. The net loss in 2001 was approximately $381,000 compared with a net loss in 2000 of approximately $626,000.

Expenses in 2001 include the accrual of loss contingencies totaling $822,000, relating to the conversion of territory sales to preferred stock of $630,000, and the Company's plan to convert Notes Receivable from officers of $192,000 to compensation in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The current cash balance of approximately $30,000 and payments from outside entities that owe the Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator ("ISO") that previously overcharged all market participants are now being returned to the proper entities, including our Company. The Automated Power Exchange will receive these funds on behalf of PowerSource and has determined through their accounting records that the amount owed to the Company is approximately $31,000. These payments from the ISO were requested to be paid to recipients such as the Company, prior to the end of 1st Quarter 2002, by the Federal Regulatory Commission in their December 19, 2001 decision. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers such as our Company. These underpayments should be refunded within the next six to nine months. Although, it is impossible to predict the exact amount, based on our experience, we anticipate a refund between $100,000 and $200,000. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. Our Company would receive its proportionate share of any refund of this type. Based upon information reported in the press, this amount could approach $200,000 - $500,000. However, it should be noted that as this is a highly political issue, one cannot place too much reliance on these figures. The Company recognizes that there is uncertainty associated with both the timing and the amounts associated with these payments. Therefore, they may not be available to the Company when it needs these funds for either expansion or operations.

INFLATION
---------

The rate of inflation does not have a material impact on the Company's results of operations and is not expected to have much of an impact in the future.

RISK FACTORS
------------

California was one of the first states to deregulate the electric industry to create competition in that industry. However, due to recent legislation, there is no assurance that the Company will be able to once again develop a network of electricity suppliers and purchasers.

There can be no assurance at this time that the Company will operate profitably or that it will have adequate working capital to meet its obligations as they become due.

Because of the Company's limited resources, it is unlikely that the Company will conduct an exhaustive investigation and analysis of a power marketing opportunity before the Company commits its capital or other resources. Management decisions may be made without detailed feasibility studies, independent analysis, and market surveys, which the Company would likely conduct if the Company had sufficient resources. Management decisions will be particularly dependent on information provided by the promoter, owner, sponsor or others associated with a particular power marketing opportunity seeking the Company's participation.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                          Independent Auditors' Report

To the Board of Directors and Stockholders of PowerSource Corporation
Los Angeles, California

We have audited the accompanying balance sheets of PowerSource Corporation as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerSource Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $380,819 for the year ended December 31, 2001 and as of December 31, 2001 had a working capital deficiency of $1,403,575 and the Company has effectively ceased operations related to sales of electricity and related activities. As a result of these and other factors, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to these matters are discussed in note 2 to the financial statements.

                                          PKF
                                          Certified Public Accountants
                                          A Professional Corporation

Los Angeles, California
May 15, 2001


                                     POWERSOURCE CORPORATION

                                   CONSOLIDATED BALANCE SHEETS


                                              ASSETS
                                                                             December 31,
                                                                   -----------------------------
                                                                       2001             2000
                                                                   -------------   -------------
Current assets
      Cash                                                         $     30,110    $    143,651
      Accounts receivable, net                                                -         348,028
      Prepaid expenses                                                      732          12,411
                                                                   -------------   -------------
                Total current assets                                     30,842         504,090
                                                                   -------------   -------------

Property and equipment, net                                             159,294          41,792
                                                                   -------------   -------------

Other assets
      Notes receivable - officers                                       192,000          30,000
      Investment in EHG technology, LLC                                   5,000          25,000
      Investment in oil and gas properties                               13,375          13,375
      Deposits                                                            4,682           1,774
                                                                   -------------   -------------
                Total other assets                                      215,057          70,149
                                                                   -------------   -------------

                Total assets                                       $    405,193    $    616,031
                                                                   =============   =============

                             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities
      Accounts payable and accrued expenses                        $    323,268    $    804,616
      Accrued wages                                                           -          97,453
      Income taxes payable                                                  800             800
      Interest payable                                                   59,528          24,411
      Notes payable, in default                                         210,000         210,000
      Current portion of notes payable - computer equipment              18,821          15,788
      Accrued loss contingencies                                        822,000               -
                                                                   -------------   -------------
                Total current liabilities                             1,434,417       1,153,068
                                                                   -------------   -------------

 Long-term liabilities
      Notes payable - computer equipment, net of current portion          3,471          22,292
      Senior notes payable                                               47,000               -
      Deferred revenue                                                  139,860         510,860
      Accrued wages, net of current portion                                   -         704,055
                                                                   -------------   -------------
                Total long-term liabilities                             190,331       1,237,207
                                                                   -------------   -------------

                Total liabilities                                     1,624,748       2,390,275
                                                                   -------------   -------------

Commitments and contingencies

Stockholders' (deficit)
      Common stock, par value $.001, 50,000,000 authorized,
       6,817,008 and 6,147,008 shares issued and outstanding              6,817           6,147
      Paid-in capital in excess of par value                          1,860,078         925,240
      Preferred stock, par value $100, 10,000,000 authorized,
       5,350 shares issued and outstanding                               13,375          13,375
      Accumulated deficit                                            (3,099,825)     (2,719,006)
                                                                   -------------   -------------
                Total stockholders' (deficit)                        (1,219,555)     (1,774,244)
                                                                   -------------   -------------

                Total liabilities and stockholders' (deficit)      $    405,193    $    616,031
                                                                   =============   =============

See notes to consolidated financial statements


                             POWERSOURCE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Years Ended December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
Revenue
          Electricity sales                         $ 1,999,589    $ 1,597,689
          Cost of sales                                 814,618        946,089
                                                    ------------   ------------
                Gross margin on electricity sales     1,184,971        651,600

          Sales of marketing territory                  420,000        210,000
          Refunds of electricity costs                  108,309              -
                                                    ------------   ------------
                                                      1,713,280        861,600
                                                    ------------   ------------

Expenses
          Selling expenses                               35,734        263,862
          General and administrative expenses         1,179,290      1,192,755
                                                    ------------   ------------
               Total expenses                         1,215,024      1,456,617
                                                    ------------   ------------

Income (loss) from operations                           498,256       (595,017)
                                                    ------------   ------------

Other expense (income)
           Interest and other income                     (6,272)             -
           Interest expense                              40,665         31,008
           Loss on investment                            22,682              -
           Loss contingencies                           822,000              -
                                                    ------------   ------------
                Total other expense (income)            879,075         31,008
                                                    ------------   ------------

Net (loss)                                          $  (380,819)   $  (626,025)
                                                    ============   ============

Net loss per common share                           $     (0.06)   $     (0.10)
                                                    ============   ============

Weighted average
Shares outstanding                                    6,703,883      6,076,167
                                                    ============   ============

See notes to consolidated financial statements


                                           POWERSOURCE CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended December 31,
                                                                                     -----------------------
                                                                                        2001         2000
                                                                                     ----------   ----------
Cash flows from operating activities
      Net (loss)                                                                     $(380,819)   $(626,025)
      Adjustment ot reconcile net loss to net cash provided
        (used) by oeprating activities
                Depreciation                                                            33,400       14,145
                Gain on sale of office equipment                                          (143)           -
                Unrealized loss on investment                                           20,000            -
                Common stock issued for services                                       134,000            -
                Loss contingencies                                                     822,000            -
                Changes in operating assets and liabilities
                          Accounts receivable                                          348,028     (330,683)
                          Prepaid expenses                                              11,679      (12,411)
                          Deposits                                                      (2,908)           -
                          Accounts payable and accrued expenses                       (481,348)     674,678
                          Accrued wages                                                      -         (625)
                          Interest payable                                              35,117       24,411
                          Deferred revenue                                            (371,000)     207,085
                                                                                     ----------   ----------
                                  Net cash provided (used) by operating activities     168,006      (49,425)
                                                                                     ----------   ----------

Cash flows from investing activities
      Investment                                                                             -      (25,000)
      Notes receivable - officers                                                     (162,000)     (30,000)
      Purchase of automobile, Stabilux, and office equipment                          (152,480)           -
      Proceeds from sale of office equipment                                             1,721            -
                                                                                     ----------   ----------
                                    Net cash used by investing activities             (312,759)     (55,000)
                                                                                     ----------   ----------

Cash flows from financing activities
      Repayments of long-term debt                                                     (15,788)     (16,838)
      Proceeds from Issuance of notes payable                                           47,000      210,000
      Common stock issued                                                                    -       53,506
                                                                                     ----------   ----------
                                   Net cash provided by financing activities            31,212      246,668
                                                                                     ----------   ----------

Net increase (decrease) in cash                                                       (113,541)     142,243

Cash - beginning of year                                                               143,651        1,408
                                                                                     ----------   ----------

Cash - end of year                                                                   $  30,110    $ 143,651
                                                                                     ==========   ==========

See notes to consolidated financial statements

Supplemental disclosures of non-cash financing and investment activities:
-------------------------------------------------------------------------

During 2001 the Company recognized an unrealized loss on one of its investments in the amount of $20,000.

During 2001 the Company issued common stock value at $134,000 for consulting services.

During 2001 accrued wages of $801,508 were converted to stock options.

During 2000 shares valued at $107,700 were issued as settlement for certain debt obligations and district conversions.

Interest paid during 2001 was $7,094 and interest paid during 2000 was $31,008.


                                                    POWERSOURCE CORPORATION

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            Years ended December 31, 2001 and 2000

                                                            Common Stock          Paid-in Capital
                                         Preferred     ---------------------------   in Excess    Accumulated
                                           Stock          Shares         Amount       of Par        Deficit          Total
                                        ------------   ------------   ------------  ------------  ------------   ------------
Balance on 12/31/99                     $    13,375      5,661,069    $     5,661   $   764,520   $(2,092,981)   $(1,309,425)

Sales of Shares for Cash                          -        219,511            220        53,286             -         53,506

Debt and District Conversions                     -        266,428            266       107,434             -        107,700

Net Loss                                                                                             (626,025)      (626,025)
                                        ------------   ------------   ------------  ------------  ------------   ------------

Balance on 12/31/00                          13,375      6,147,008          6,147       925,240    (2,719,006)    (1,774,244)

Shares issued for consulting services       670,000            670        133,330                                    134,000

Accrued wages converted
   to stock options                               -              -              -       801,508             -        801,508

Net Loss                                          -              -              -             -      (380,819)      (380,819)
                                        ------------   ------------   ------------  ------------  ------------   ------------

Balance on 12/31/01                     $    13,375      6,817,008    $     6,817   $ 1,860,078   $(3,099,825)   $(1,219,555)
                                        ============   ============   ============  ============  ============   ============


See notes to consolidated financial statements

                             POWERSOURCE CORPORATION

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 1 - The Company
--------------------

Reporting entity
----------------

PowerSource Corporation (a Nevada Corporation) was originally formed in March of 1990. PowerSource Corporation was a registered electric service provider and through the assistance of certain other companies, had procured permits to provide electric service to residential, commercial and industrial customers located in the state of California. GreenView Energy, Inc. was a wholly-owned subsidiary formed by PowerSource on November 2, 2000. Through December 31, 2001, GreenView Energy, Inc. had no sales activity.

Business
--------

PowerSource Corporation (the "Company" or "PowerSource") is a Nevada corporation formed in 1990 under the name American Gas Corporation. In 1992, Kensington International Holding Corporation ("Kensington"), a fully reporting Company, acquired American Gas Corporation. Subsequently in May 1998, American Gas Corporation reorganized and changed its name to PowerSource Corporation. From its inception until February 1998, the Company operated as an energy provider in the Midwest. In 1998, the Company relocated to California to take advantage of California Assembly Bill 1890 that permits California residents and businesses to choose their utility suppliers. The Bill opened the market through deregulation.

PowerSource is a registered electric service provider (registration # 1237) with the California Public Utilities Commission ("CPUC"). The Company has also satisfied the necessary criteria to be a Registered Renewable Provider (registration #CEC-91237). As a result, the Company is eligible to receive funding from the Renewable Technology Program. On July 13, 1998, the Federal Energy Regulatory Commission licensed the Company as a Wholesale Electric Power & Energy Transactions Marketer/Public Utility Company (docket #ER98-3052-000), which automatically became effective on August 14, 1998. When filing documents with the Federal Energy Regulatory Commission, the Company requested a waiver of various Commission regulations. In particular, the Company requested that the Commission grant blanket approval under 18 CFR Part 34 of all future issuances of securities by the Company. On July 10, 1998, pursuant to delegated authority, the Director, Division of Applications, Office of Electric Power Regulation, granted the Company's request for blanket approval of issuances of securities effective August 10, 1998.

Power marketers whose rates are registered with the Commission are considered to be "Public Utilities" under the Federal Power Act. As such, the Company, at all times, must fully comply with a number of regulations governing all Public Utilities.

In January 2001, the state of California passed an emergency piece of legislation referred to as ABx1. This legislation included a provision that allowed the CPUC to suspend direct access at its option. On September 20, 2001, the CPUC did indeed suspend the right for any new customer to choose direct access. This action prevented the Company from acquiring new customers. In addition, the CPUC may rule adversely on the customers the Company has temporarily returned to the service of the host utilities. An adverse ruling of this type would prevent these customers from either being returned to the services of the Company or being sold and assigned to another company.

PowerSource had two primary products: PowerGreen 100 (a 100% renewable energy service) and PowerGreen 25 (a low-priced product for commercial customers). PowerGreen 100 was the primary product and maintained a higher gross margin.

The other product, PowerGreen 25, was to be offered selectively to major organizations. This product was used for publicity reasons and to maintain a low-cost option that was expected to produce greater profit margins in the future (Beyond the year 2003). No sales of the PowerGreen 25 product were attempted.

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

PowerSource's former wholly-owned subsidiary, GreenView Energy, Inc. (GreenView) is a Delaware Corporation, formed on November 2, 2000 to expand PowerSource's positioning in the energy market place. GreenView focuses on energy efficiency products for industrial, commercial and governmental applications. GreenView completed considerable marketing activities in 2001, signed up a number of distributors across the U.S., but did not receive revenue for the sale of its product during this fiscal year.

Effective February 25, 2002 Powersource transferred it's interest in Greenview, as well as selected assets, to Mark Haggerty in full satisfaction of it's liability totaling $261,000.

Note 2 - Basis of presentation and going concern
------------------------------------------------

The accompanying financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of the Company's past losses from operations and working capital deficiency to service its debt obligations, such realization of assets and liquidation of liabilities is subject to significant uncertainties. Further, the Company's ability to continue as a going concern is dependent upon obtaining other sources of financing, achievement of profitable operations and the ability to generate sufficient cash from operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The current cash balance of approximately $30,000 and payments from outside entities that owe the Company refunds are anticipated to cover overhead expenses and provide a sufficient level of working capital to allow our diversification efforts to be successful. These refunds come from three sources. First, overpayments from the California Independent System Operator ("ISO") that previously overcharged all market participants are now being returned to the proper entities, including the Company. The Automated Power Exchange will receive these funds on behalf of the Company and has determined through their accounting records that the amount owed to the Company is approximately $31,000. These payments from the ISO were requested to be paid to recipients such as the Company, prior to the end of 1st Quarter 2002, by the Federal Regulatory Commission in their December 19, 2001 decision. Second, all three utilities in the state under-calculated the value of its power due Electric Service Providers including the Company. These underpayments should be refunded within the next six to nine months. Although, it is impossible to predict the exact amount, based on our experience, management anticipates a refund between $100,000 and $200,000. Finally, it is likely that the Federal Energy Regulatory Commission will confirm its previous assessments that certain groups of power generators overcharged sufficiently for electric power to require a refund to those entities that purchased this power. The Company would receive its proportionate share of any refund of this type. Based upon information reported in the press, this amount could approach $200,000 to $500,000. However, it should be noted that as this is a highly political issue, one cannot place too much reliance on these figures. Management recognizes that there is uncertainty associated with both the timing and the amounts associated with these payments. Therefore, they may not be available to the Company when it needs these funds for either expansion or operations.

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

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterment are capitalized.

Investments
-----------

Investments are carried at their estimated fair values at the balance sheet date.

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

Business segments
-----------------

During 2000 and 2001, the Company operated in one reportable segment: delivering electricity services to residential and commercial customers in Southern California.

Note 4 - Surety Bonds
---------------------

As the Company is precluded from selling energy in the state of California at this time, there are currently no surety bonds in place.

Note 5 - Notes receivable
-------------------------

As of December 31, 2001, there were three notes receivable from officers totaling $30,000 issued at interest rates of 5% each. Principal and interest are due and payable, at maturity, in May 2003.

As of December 31, 2001, there were three notes receivable from officers totaling $162,000 issued at interest rates of 4% each collateralized by stock options. Principal and interest are due and payable, at maturity, in March 2004.

See Note 12 for discussion of subsequent events related to these notes receivable.

Note 6 - Property and equipment
-------------------------------

Property and equipment consist of the following:
                                                        December 31
                                                       --------------
                                                    2001             2000
                                                 ----------       ----------

          Furniture and fixtures                 $   5,822        $   1,906
          Office equipment                          75,440           71,323
          Computer                                   4,248               --
          Stabilux equipment                        41,118               --
          Automobiles                               97,360               --
                                                 ----------       ----------
                                                   223,988           73,229
          Less: Accumulated depreciation           (64,694)         (31,437)
                                                 ----------       ----------
                                                 $ 159,294        $  41,792
                                                 ==========       ==========

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

Realization of the Company's investment in the oil and gas properties is contingent upon the Company's investment of about $100,00. The Company has not invested any funds and has not entered into any contract for the proposed improvement.

During 2000, the company purchased 250,000 shares of Class A membership interest in EHG Technology, LLC for $25,000. As of April 24, 2002, the Company had returned its entire interest in EHG Technology, LLC, 250,000 shares, in exchange for a payment of $5,000.

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

During 2000, the Company entered into a note payable agreement with EarthCo, Inc. to borrow $210,000 with interest at 15%. The outstanding principal balance and unpaid accrued interest was due in August 2000. The holder of the note may elect to receive payment of all principal and interest due by converting the note into 300,000 shares of the Company's common stock. As of December 31, 2001, the Company has not repaid the note, and the note holder has not called for repayment or elected to convert the note into shares of the Company's common stock. At December 31, 2001, accrued interest totaled $55,911. In accordance with the terms of the note agreement, the Company is in default. Accordingly, the principal and accrued interest is reflected as current liabilities in the accompanying balance sheet.

During 2001 and 2000, capital lease obligation consisted of a capital lease due in 48 monthly installments of $1,774, including principal and interest, with interest at 13.7%.

Future minimum lease payments at December 31, 2001 are as follows:

              Year                                  Amount
             ------                              ----------
              2002                                  21,289
              2003                                   3,548
                                                 ----------
              Total future minimum
                 lease payments                     24,837
              Less amount representing
                 interest                            2,545
                                                 ----------
              Present value of future
                 minimum lease payments          $  22,292

              Less: Current Portion                 18,821
                                                 ----------
              Long Term Portion                  $   3,471

During 2001 the Company issued 10% convertible notes payable in the amount of $47,000. The notes are due two years after issuance, and are convertible at the option of the payee, into shares of common stock at a conversion price equal to seventy (70%) percent of the prevailing closing bid price per share at the time of conversion (upon surrender of the Note), subject to a minimum conversion price of $2.50 per common share and the maximum conversion price of $5.00 per common share.

Note 9 - Commitments
--------------------

As the Company vacated its office space on February 15, 2002, the future minimum lease payments as of December 31, 2001 totaled $2,348.

In the fiscal year ended December 31, 1998, as part of the reorganization plan with American Gas Corporation (see note 7), the Company committed to pay a minimum fee or dividend to Kensington in the amount of $3,000 a month. In addition, the Company committed to pay the president of Kensington $3,000 a month for consulting fees. As of December 31, 2001 and 2000, no payments have been made and the expiration dates of the commitments to pay the monthly fees have not been determined. The accrued liabilities are reflected in the current liability portion of the accompanying consolidated balance sheets. This liability was settled subsequent to year-end with future obligations cancelled by transferring the company's interest in it's wholly-owned subsidiary, Greenview Energy, as well as selected assets. The Company expects to realize a gain in 2002 as a result of this settlement. See also Note12 for subsequent event discussion.

Note 10 - Provision for income taxes
-------------------------------------

At December 31, 2001, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $3,000,000 and $1,500,000, respectively, which expire through 2015 and 2005, respectively.

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

During 2000, the Company recorded $1,993,192 in compensation expense to four of the Company's officers by issuing 2,546,828 shares of the Company's common stock. On July 3, 2000, all of these shares were rescinded and the officers were issued a total of 2,546,850 common stock options to be exercised at $.001 per share and expire on July 3, 2010. The fair market value of the Company stock at July 3, 2000 was deemed to be $.30 a share. As a consequence, the Company's December 31, 2000 and 1999 financial statements includes $761,508 as wages payable and salaries expense for the stock options issued the four officers on July 3, 2000. During 2000, certain officers elected to waive their right to exercise their options before January 2, 2002. Also during 2000, the Company granted a total of 242,772 common stock options exercisable at $.001 per share which expire in July 2010. As of December 31, 2001, no options were exercised or cancelled.

Note 12 - Subsequent Events
---------------------------

Effective February 25, 2002 PowerSource transferred it's interest in Greenview, as well as selected assets, to Mark Haggerty in full satisfaction of it's liability totaling $261,000. (See also Note 9.)

On April 24, 2002, the Company agreed to sell its entire investment of 25,000 shares in EHG Technology LLC for $5,000 resulting in a loss of $20,000. (See also Note 7.)

On April 8, 2002, the Company resolved to find a merger candidate. In the event a merger is not completed by the end of the third quarter, the Company will declare bonuses to officers in the amount totaling $192,000 which sum will then be used to repay notes receivable from officers. As a result, a loss contingency has been accrued for this amount, as it is probable that the notes will not be repaid.

On January 18, 2002, the partners in all four district partnerships agreed to convert their partnership interests into PowerSource Preferred Stock. As the proceeds from the sale of the district partnerships were reported as revenue to the Company, the conversion to Preferred Stock necessitates an accrual for loss contingencies in the amount of $630,000 to offset the previously reported income, as the territory rights reacquired by the Company are deemed to have no value.

As a result of the matters discussed in the two preceding paragraphs, loss contingencies in the amount of $822,000 have been accrued at December 31, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     Our directors and executive officers are as follows:

     Name                      Age        Position
     --------                 -----       -----------
     Illya Bond                51         Chief Executive Officer and Director

     Roman Gordon              50         Chairman of the Board of Directors

     E. Douglas Mitchell       54         President and Director

     Mark Haggerty             51         Director

Illya Bond, age 51, has been the Chief Executive Officer, and a director of the Company since its name change in May 1998. Mr. Bond has over 25 years experience in the investment-banking industry. He has participated in the underwriting of over $1 billion in real estate, alternative energy, and synfuel projects; working through the nation's largest broker/dealer firms, including Merrill Lynch and Dean Witter. Additionally, Mr. Bond assisted in the formation and capitalization of several domestic banks, savings and loans, and insurance companies, taking several of these firms public in the process, through initial public offerings and mergers. Mr. Bond participated in the following energy projects either as corporate developer, sponsor, or general partner: 7MW Photovoltaic Solar Power Plant located in Carissa Plains, California; two of the world's largest ethanol generating plants located in the States of Iowa (5,000,000 gallons per month) and Nebraska (10,000,000 gallons per month); and Offshore Insurance Company (domiciled in New Zealand) specializing in property and casualty insurance risks. Mr. Bond received his Bachelors Degree from the University of California, Los Angeles.

Roman Gordon, age 50, has been the Chairman of the Board of Directors of the Company since its name change in May 1998. Mr. Gordon is also the President of Advanced Legal Management, a principal stockholder in the Company. Mr. Gordon has over 15 years combined experience in energy risk management and business management. Mr. Gordon was the Vice-President of Operations for Express Oil Company where he participated in oil market evaluation and environmental compliance. Previously, Mr. Gordon was the Chief Executive Officer of BioSystem, Inc. where he developed and implemented marketing plans and a comprehensive and customized Ayurvedic health program for national and international markets. From 1992 until 1994, Mr. Gordon was an officer of America Pacific Insurance Company where he was responsible for managing an advertising budget, building relationships with surplus line brokers, product development, generation of marketing plans, and growth initiatives. Mr. Gordon has experience in the fields of planning, development, and operations of the bulk power systems, as well as planning and analytical studies. He has performed many duties, including but not limited to management, marketing, training, operations and administration. Mr. Gordon received his bachelor degree in 1974 from Politechnical University in Civil Engineering.

Mark Haggerty, age 51, has been a director of the Company since its name Change in May 1998. Mr. Haggerty has been in the private practice of law since 1973 in the areas of municipal bonds, utilities, securities, and business law. From 1973 through 1985, Mr. Haggerty was a vice president and director of a twelve-person law firm. From 1987 through 1993, Mr. Haggerty owned his own firm consulting for Johnson Controls, Bull HN, & Peoples Gas of Chicago on energy and co-generation projects. The energy projects included electrical and gas energy savings programs for customers such as the Chicago Housing Authority and Sara Lee foods. In 1993, Mr. Haggerty became the President of the Kensington, a public energy Company. Since 1995, Mr. Haggerty has been Chairman and Chief Executive Officer of American Gas Corporation, a former subsidiary of Kensington. Mr. Haggerty received his Juris Doctorate from the University of Minnesota Law School in 1973 and his Bachelors of Arts degree from the University of Minnesota in 1970. Mr. Haggerty is licensed as an attorney and has Series 7 and 63 NASD securities license.

E. Douglas Mitchell, age 54, has been the President of the Company since March 1999. He has over twenty years of experience working for electric utility Providers such as Keystone Energy. His experience includes supervising a group of professionals that purchased power supplies for San Diego Gas & Electric and was also a Manager of New Business Development at Enova Energy. He has written and presented several publications on energy and regulatory issues both nationally and internationally. Mr. Mitchell, as a Manager of Regulatory Policy, actively promoted the electric industry to electric utility regulators and legislators in eight western states.

COMMITTEES OF THE BOARD OF DIRECTORS
------------------------------------

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

E. Douglas Mitchell, the Company's President filed Form 3 to report his initial security holdings along with Form 4 and Form 5 for 2000. He has not yet filed Form 5 to report changes to such holdings for 2001.

Mark Haggerty, a Director of the Company filed Form 3 to report his initial security holdings along with Form 4 and Form 5 for 2000. He has not yet filed Form 5 to report changes to such holdings for 2001.

Advanced Legal Management, Inc., a beneficial owner of more than 10% of the Company's common stock filed Form 3 to report his initial security holdings along with Form 4 and Form 5 for 2000. He has not yet filed Form 5 to report changes to such holdings for 2001.

Magnum Real Estate, Inc, a beneficial owner of more than 10% of the Company's common stock filed Form 3 to report his initial security holdings along with Form 4 and Form 5 for 2000. He has not yet filed Form 5 to report changes to such holdings for 2001.

Kensington International Holding Corp., a beneficial owner of more than 10% of the Company's common stock and 100% of the Company's preferred stock, filed Form 3 to report his initial security holdings along with Form 4 and Form 5 for 2000. The company has not yet filed Form 5 to report changes to such holdings for 2001.

Item 10. Executive Compensation
-------------------------------

                             Executive Compensation

         Name                    Position                              Salary
         -----------------------------------------------------------------------

         Illya Bond              Chief Executive Officer               $150,000

         E. Douglas Mitchell     President                             $105,000

         Roman Gordon            Chairman of the Board                 $150,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth the certain information as of December 31, 2001 with respect to the beneficial ownership of our common and preferred stock by
(1) each person known to us to own beneficially more than five percent (5%) of the outstanding shares of our common stock, (2) each of our directors, (3) each named officer, and (4) all our directors and executive officers as a group.


                                                                         Amount and
                     Name of                                             Nature of
Title of Class       Beneficial Owner                                    Beneficial Owner        % of Class
--------------------------------------------------------------------------------------------------------------
Common Stock      German Teiltelbaum (2) ............................      1,161,452               17.0%

Common Stock      Advanced Legal Management Inc.(3) .................        862,001               12.6%

Common Stock      Magnum Real Estate, Inc.(4) .......................        767,001               11.2%

Common Stock      Blue Grass Management and Operating Co (5) ........        385,486                5.7%

Common Stock      Illya Bond (6) ....................................        649,472                9.5%

Common Stock      Roman Gordon (7) ..................................        666,902                9.8%

Common Stock      E. Douglas Mitchell (8) ...........................        581,026                8.5%

Common Stock      Mark Haggerty (1)(5) ..............................          1,312                  *

Common Stock      Kensington International Holding Corp (1)..........        262,326                3.8%
                                                                         ------------             -------

Common Stock      Directors and officers as a group .................      3,913,200               57.4%

Preferred Stock   Kensington International Holding Corp .............          5,350              100.0%

* Less than 1%.

 (1) Mark Haggerty, 8325 Northwood Parkway, New Hope, Minneapolis, MN 55426, a director of the Company, is the President of Kensington. The Company issued 150,000 Class A Warrants to Kensington to purchase 150,000 shares of the Company's Common Stock for a purchase price of $.10 per share, exercisable at any time until February 12, 2001. The warrants expired unexercised.

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

(6) Illya Bond is the Company's Chief Executive Officer. This amount consists of options for 649,472 shares which Mr. Bond may purchase at his discretion after July 3, 2001. As of December 31, 2001, no options were exercised.

(7) Roman Gordon is the Company's Chairman. This amount consists of options for 666,902 shares which Mr. Gordon may purchase at his discretion after July 3, 2001. As of December 31, 2001, no options were exercised.

(8) E. Douglas Mitchell is the Company's President. This amount consists of options for 581,026 shares which Mr. Mitchell may purchase at his discretion after July 3, 2001. As of December 31, 2001, no options were exercised.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements (included in Item 8):

                  -        Independent Auditors' Report

                  -        Consolidated Balance Sheets as of December 31, 2001
                           and 2000

                  - Consolidated Statements of Operations for the years ended December 31, 2001 and 2000

                  - Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2001 and 2000

                  - Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

                  -        Notes to Consolidated Financial Statements

 (2) Exhibits

EXHIBIT
NUMBER                     DESCRIPTION
-------------              ---------------------

5.1                        Board of Directors Resolution (Kensington Asset
                           Purchase and Sale Agreement)

5.2                        Kensington Asset Purchase and Sale Agreement

5.3.1                      Officer Promissory Note for Illya Bond

5.3.2                      Officer Promissory Note for Roman Gordon

5.3.3                      Officer Promissory Note for E. Douglas Mitchell

5.4 Board of Directors Resolution (Bondholder Conversion to Common Stock)

5.5                        Bondholder Conversion to Common Stock (Conversion
                           Agreement)

5.6                        Oil & Gas Investment (Offer for Common Stock)

5.7                        Board of Directors Resolution (District Holder
                           Conversion to Preferred Stock)

5.8                        District Holder Conversion to Preferred Stock
                           (Conversion Agreement)

5.9                        District Holder Conversion to Preferred Stock
                           (Subscription Agreement)

5.10                       Board of Directors Resolution (Sale of Investment in
                           EHG)

5.11                       Board of Directors Resolution (Search for a Merger
                           Candidate)

 (b) Reports on Form 8-K

None

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSource Corporation

By /S/
     --------------------------------------------

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

/s/ Illya Bond                Chief Executive Officer             May 20, 2002
--------------------------
Illya Bond

/s/ E. Douglas Mitchell       President                           May 20, 2002
--------------------------
E. Douglas Mitchell